Form 10QSB
period 2001-11-30
NEWTECH RESOURCES LTD
filed 2002-02-01
CIK 1080001

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/x/	Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended November 30, 2001

/ /	Transition under Section 13 or 15(d) of the Securities and Exchange Act of 1934

(No fee required) for the period from                              to

Commission File Number

NEWTECH RESOURCES LTD.
(Exact Name Of Registrant As Specified In Its Charter)

Incorporated in the State of Nevada
IRS Employer Identification Number 98-0342217
Address: 841 West Broadway, Suite 200, Vancouver, B.C. V5Z 1J9

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer: (1) filed all reports required to be filed by Telephone: (604) 729-5790 Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date: Common Stock: 11,060,000 shares—November 30, 2001

Transitional Small Business Disclosure Format: Yes / /    No /x/

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

        Attached hereto and incorporated herein by reference.

Item 2. Management's Discussion and Analysis or Plan of Operation.

        The following information contains certain forward looking statements that anticipate future trends or events. These statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including but not limited to the risks of increased competition in the Company's industry and other risks detailed in the Company's U.S. Securities and Exchange Commission filings. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

        During the three months ended November 30, 2001, the Company experienced a net loss of $45,530, as compared to a net loss of $30,000 for the three months ended November 30, 2000. In the first quarter of 2001, the Company experienced improvements in bioactivity and stability. As such, the Company increased its notes payable to shareholders to $460,000, as compared to notes payable to shareholders of $260,000 in August, 2001.

        Reference is made to Item 2, "Management's Discussion and Analysis" included in the Company's registration statement on Form 10-SB for the year ended August 31, 2001, on file with the U.S. Securities and Exchange Commission. The following analysis and discussion pertains to the Company's results of operations for the three month period ended November 30, 2001, compared to the results and operations for the period ended November 30, 2000.

THREE MONTHS ENDED August 31, 2001 and 2000

        Operating expenses for the fiscal year ended August 31, 2001, totaled $127,562, and the Company experienced a net loss of $127,562 against no revenues, as compared to a net loss of $126,944 against no revenues for 2000. As was the case for the year 2000, the increase in operating expenses were a result of increased office expenses and transfer agent fees.

        The earnings per share (fully diluted) was a net loss of $0.004 for the three month period ended November 30, 2001 compared to a net loss of $0.003 for the three month period ended November 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, the Company has financed its cash flow and operations from grants received from various organizations and notes payable from shareholders. Cash provided by net earnings which occurred during the three months ended November 30, 2001 was $220,000. This resulted in a total cash and cash equivalent position of $253,200 at the end of the period.

        The Company has no external sources of liquidity in the form of credit lines from banks. Management believes that its available cash will be sufficient to fund the Company's working capital requirements through December 31, 2002. Management further believes that available cash will be sufficient to implement the Company's research and development plans. No investment banking agreements are in place and there is no guarantee that the Company will be able to raise capital in the future should that become necessary.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

        Reference is made to Risk Factors in Part 1. Item 1. Included in the Company's registration statement on Form 10-SB for the year ended August 31, 2001, on file with the U.S. Securities and Exchange Commission.

        The Company does not have any derivative financial instruments as of November 30, 2001. However, the Company is exposed to interest rate risk.

        The Company's interest income and expense are most sensitive to changes in the general level of U.S. and Canadian interest rates. In this regard, changes in U.S. and Canadian interest rates affect the interest paid on the Company's cash equivalents as well as the interest paid on debt.

FOREIGN CURRENCY RISK

        The Company operates primarily in Canada. Therefore, the Company's business and financial condition is sensitive to currency exchange rates or any other restriction imposed on its currency.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.    None.

Item 2. Changes in Securities and Use of Proceeds.    None.

Item 3. Default Upon Senior Securities.    None.

Item 4. Submission of Matters to a Vote of Security Holders.

a.	The Company's Annual Meeting of Shareholders was held on August 31, 2001.
b.	The following directors and officers were re-elected to serve until the 2002 Annual Meeting of Shareholders or until their successors are duly elected and qualified.
	Terry Woo	Director/Chief Executive Officer/President
	Chui Keung Ho	Director/Chief Financial Officer/Secretary/Treasurer

Item 5. Other Information.    None.

Item 6.a. Exhibits.    None

Item 6.b. Reports on Form 8-K.    None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTECH RESOURCES LTD. (Registrant)
Dated: January 31, 2002	/s/ Terry S. Woo, President and Director

NEWTECH RESOURCES LTD.

INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2001

Newtech Resources Ltd.
(a development stage company)
(a Nevada Corporation)
Interim Balance Sheet
As at November 30, 2001 and August 31, 2001
(in U.S. Dollars)

	November 30 2001	August 31 2001
	(unaudited)
ASSETS
Current
Cash	$220,200	$86,690
Prepaid expenses	33,000	8,000

	253,200	94,690

Licence fee (Note 3)	60,000	40,000

Total assets	$313,200	$134,690

LIABILITIES
Current
Accounts payable and accrued liabilities	$52,450	$28,410
Notes payable-shareholders (Note 4)	460,000	260,000

Total liabilities	512,450	288,410

DEFICIENCY IN ASSETS
Capital Stock (Note 5)
Authorized—30,000,000 common shares with par value of $.001 Issued—11,060,000 common shares (2000—11,060,000)	11,060	11,060
Contributed surplus (Note 5)	224,190	224,190
Deficit	(434,500)	(388,970)

	(199,250)	(153,720)

	$313,200	$134,690

Commitments (Note 8)

Approved by the Board

/s/ Terry Woo        Director

/s/ Chui Keung Ho        Director

The accompanying notes are an integral part of these financial statements

Newtech Resources Ltd.
(a development stage company)
(a Nevada Corporation)
Unaudited Interim Statement of Operations
For the 3 months ended November 30, 2001 and November 30, 2000
(in U.S. Dollars)

	2001	2000
Expenses
Bank charges	30	—
Filing and registration fees	4,000	—
Interest on note payable	6,500	—
Legal	5,000	—
Management and consulting fees (Note 6)	30,000	30,000

	45,530	30,000

Net loss for the period	(45,530)	(30,000)

Net loss per common share	$(0.004)	$(0.003)

Number of common shares outstanding	11,060,000	11,060,000

The accompanying notes are an integral part of these financial statements

Newtech Resources Ltd.
(a development stage company)
(a Nevada Corporation)
Unaudited Interim Statement of Cash Flow
For the 3 months ended November 30, 2001 and 2000
(in U.S. Dollars)

	2001	2000
Operating activities—
Net loss for the period	$(45,530)	$(30,000)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(25,000)	—
Increase in accounts payable and accrued liabilities	24,040	30,000

Net cash used in operations	(46,490)	—

Investing activity—
Investment in licence	(20,000)	—

Cash used in investing activity	(20,000)	—

Financing activity—
Advances from shareholders	200,000	—

Cash provided by financing activity	200,000	—

Change in cash during the period	133,510	—
Cash, beginning of period	86,690	—

Cash, end of period	$220,200	$—

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$6,500	$—

Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

Newtech Resources Ltd.
(a development stage company)
(a Nevada company)
Notes to Unaudited Interim Financial Statements
November 30, 2001

1.    Operations

        The Company was organized under the laws of the State of Nevada on July 28, 1998. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

        The accompanying unaudited financial statements have been prepared by Newtech Resources Ltd., in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the unaudited financial statements reflect all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at November 30, 2001, its operating results for the three months ended November 30, 2001 and 2000 and cash flows for the three months ended November 30, 2001 and 2000.

        The balance sheet at August 31, 2001 has been derived from the Company's audited financial statements as of that date. These financial statements and the notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-SB filed with the Securities and Exchange Commission.

        The results of operations for the three months ended November 30, 2001 are not necessarily indicative of the results that may be expected for future quarters or the year ended August 31, 2002.

2.    Significant accounting policies

  (a)
  Use of estimates

    The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as at the date of the financial statements, the reported revenues and expenses during the reporting periods and the disclosure of contingent assets and liabilities. Actual results may differ from these estimates.

  (b)
  Loss per share

    The Company reports loss per share in accordance with SFAS No. 128, Earnings per Share, which requires the reporting of both basic and diluted earnings per share. Net loss per share-basic is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Because the Company has no common stock equivalents, no difference exists between basic and diluted earnings per share.

  (c)
  Income taxes

    The Company follows the policies of Statement of Financial Accounting Standards No 109, Accounting for Income taxes which requires use of the asset and liability method of accounting for income taxes. Under this method, future income taxes are recognized for the future tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Future income tax assets are evaluated and if realization is not considered "more likely than not", a valuation allowance is provided.

  (d)
  Licence fee

    The licence fee is recorded at cost and will be amortized over a 5 year period, upon commencement of sales.

  (e)
  Financial instruments

    The fair values of the financial instruments approximate their carrying value.

    Financial instruments which potentially subject the Company to concentration of credit risk consist of cash deposits.

    Cash balances are held principally at one financial institution and, may at times, exceed insurable amounts. The Company believes it mitigates its risk by investing in or through major financial institutions. Recoverability is dependent upon the performance of the institution.

3.    Licence Fee.

        The Company acquired from Kaizen Food Corporation, the exclusive North American rights to market, sell and distribute technology referred to as "Modified Cystatins". As condition of the license agreement, the Company is to pay cash or arrange financing in the amount of $40,000 on June 30, 2001 and an additional $2,000,000 on June 30, 2002.

4.    Short term borrowings

	Nov. 30, 2001	August 31, 2001
Notes payable to shareholders, Bearing interest at a rate of 10%	$460,000	$260,000

        The note payable to a shareholder is due on demand and bears interest at 10% per annum.

5.    Share capital

        In July 1998, the Company issued 2,750,000 shares of its Common Stock to its initial shareholders for cash consideration of $2,750 ($0.001 per share).

        In February 1999, the Company issued 8,250,000 shares of its Common Stock for cash consideration of $82,500 ($0.01 per share)

        In March 1999, the Company issued 60,000 shares of its Common Stock for cash consideration of $150,000 ($2.50 per share)

        There are no warrants or options to purchase common stock as at November 30, 2001.

6.    Related party transactions and management services

        Joist Management Ltd. is related by management contract to provide administrative and general office services to the Company. None of the shareholders, officers or directors of Joist Management Ltd. are shareholders of Newtech Resources Ltd. The Company paid management fees of $30,000 and $30,000 for the periods ended November 30, 2001 and November 30, 2000 respectively.

7.    Going Concern

        The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Management's plan in this regard is to seek additional funding through equity and/or debt and upon achievement of scale-up to commercial production levels, commencing sales. Initially these sales will be made to markets, such as research laboratories, where FDA approval is not required. The operating expenses of the Company are expected to be lower with the reduction of startup costs associated with legal, accounting and consulting.

8.    Commitments and Contingencies

        The Company's office space is provided to it on a month to month basis by its management company and is included in its management fee.

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis or Plan of Operation.
  Item 3. Quantitative and Qualitative Disclosures About Market Risks
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Default Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6.a. Exhibits.
  Item 6.b. Reports on Form 8–K.
SIGNATURES
NEWTECH RESOURCES LTD. INTERIM FINANCIAL STATEMENTS NOVEMBER 30, 2001
Newtech Resources Ltd. (a development stage company) (a Nevada Corporation) Interim Balance Sheet As at November 30, 2001 and August 31, 2001 (in U.S. Dollars)
Newtech Resources Ltd. (a development stage company) (a Nevada Corporation) Unaudited Interim Statement of Operations For the 3 months ended November 30, 2001 and November 30, 2000 (in U.S. Dollars)
Newtech Resources Ltd. (a development stage company) (a Nevada Corporation) Unaudited Interim Statement of Cash Flow For the 3 months ended November 30, 2001 and 2000 (in U.S. Dollars)
Newtech Resources Ltd. (a development stage company) (a Nevada company) Notes to Unaudited Interim Financial Statements November 30, 2001