Form 10QSB
period 2002-02-28
NEWTECH RESOURCES LTD
filed 2002-04-30
CIK 1080001

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-QSB
U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended February 28, 2002

☐	Transition under Section 13 or 15(d) of the Securities and Exchange Act of 1934

(No fee required) for the period from                              to

Commission File Number 0-33255

NEWTECH RESOURCES LTD.
(Exact Name Of Registrant As Specified In Its Charter)

Incorporated in the State of Nevada
IRS Employer Identification Number 98-0342217
Address: 841 West Broadway, Suite 200, Vancouver, B.C. V5Z 1J9

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock

        Check whether the issuer: (1) filed all reports required to be filed by Telephone: (604) 729-5790 Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date: Common Stock: 11,060,000 shares—February 28, 2002

        Transitional Small Business Disclosure Format: Yes ☐    No ☒

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

        During the three months ended February 28, 2002, operating expenses totaled $39,729, and the experienced a net loss of $39,729 against no revenues, as compared to a net loss of $30,000 against no revenues for the three months ended February 28, 2001. The increase in operating expenses were a result of increased legal and interest expenses and transfer agent fees. However, also during the three months ended February 28, 2002, the company saw greater improvements in bioactivity and stability. A test run was conducted in a small fermentation tank for the commercial manufacturing process of cystatin for the research laboratory market. As such, the company made additional advances to Kaizen Food Corporation in the amount of $36,000, as compared to no advances in February 28, 2001.

        The earnings per share (fully diluted) was a net loss of $0.004 for the three month period ended February 28, 2002, compared to a net loss of $0.003 for the three month period ended February 28, 2001.

        Reference is made to Item 2, "Management's Discussion and Analysis" included in the company's registration statement on Form 10-SB for the year ended August 31, 2001, on file with the U.S. Securities and Exchange Commission. The following analysis and discussion pertains to the company's results of operations for the three months ended February 28, 2002, compared to the results and operations for the period ended February 28, 2001.

SIX MONTHS ENDED February 28, 2002 and 2001

        Operating expenses for the six months ended February 28, 2002, totaled $85,259, and the company experienced a net loss of $85,259 against no revenues, as compared to a net loss of $60,000 against no revenues for the six months ended February 28, 2001. The increase in operating expenses were a result of increased legal and interest expenses and transfer agent fees.

        The earnings per share (fully diluted) was a net loss of $0.008 for the six month period ended February 28, 2002 compared to a net loss of $0.006 for the six month period ended February 28, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, the company has financed its cash flow and operations from the sale of stock and notes payable to shareholders. The company's total cash and cash equivalent position as at February 28, 2002 was $200,971 and as at August 31, 2001 was $86,690.

        For the six months ended February 28, 2002, net cash used in operating activities was ($49,719) compared to cash used in operating activities of ($0.00) for the same period in 2001. Net cash used in operating activities for 2002 consisted mostly of loss from operations and increases in accounts payable.

        Net cash provided by financing activities of $164,000 for the six months ended February 28, 2002, and $0.00 for the same period in 2001. Financing activities for 2002 resulted from advances from shareholders of $164,000 offset by a decrease in license fee payable of $36,000.

        Working capital deficiency as of February 28, 2002 and August 31, 2001 was ($2,278,979) and ($2,193,720) respectively.

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

        The company does not have any derivative financial instruments as of February 28, 2002. However, the company is exposed to interest rate risk.

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

Terry Woo	Director/Chief Executive Officer/ President
Chui Keung Ho	Director/Chief Financial Officer/Secretary/Treasurer

Item 5.    Other Information.    None.

Item 6.a.    Exhibit 27.    None.

Item 6.b.    Reports on Form 8-K.    None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTECH RESOURCES LTD. (Registrant)
Dated: April 30, 2002	/s/ TERRY WOO, President and Director

NEWTECH RESOURCES LTD.

INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2002

Newtech Resources Ltd.
(a development stage company)
(a Nevada Corporation)

Unaudited Interim Balance Sheet

As at February 28, 2002 and August 31, 2001

(in U.S. Dollars)

	February 28 (unaudited) 2002	August 31 2001
ASSETS
Current
Cash	$200,971	$86,690
Prepaid expenses	8,000	8,000

	208,971	94,690

License fee (Note 3)	2,040,000	2,040,000

Total assets	$2,248,971	$2,134,690

LIABILITIES
Current
Accounts payable and accrued liabilities	$63,950	$28,410
License fee payable	1,964,000	2,000,000
Notes payable—shareholders (Note 4)	460,000	260,000

Total liabilities	2,487,950	2,288,410

DEFICIENCY IN ASSETS
Capital Stock (Note 5)
Authorized—30,000,000 common shares with par value of $.001 Issued—11,060,000 common shares (2001—11,060,000)	11,060	11,060
Contributed surplus (Note 5)	224,190	224,190
Deficit	(474,229)	(388,970)

	(238,979)	(153,720)

	$2,248,971	$2,134,690

Commitments (Note 8)
Approved by the Board
/s/ TERRY WOO	Director
/s/ CHUI KEUNG HO	Director

The accompanying notes are an integral part of these financial statements

Newtech Resources Ltd.
(a development stage company)
(a Nevada Corporation)

Unaudited Interim Statement of Operations

For the 3 months and 6 months ended February 28, 2002 and February 28, 2001

(in U.S. Dollars)

	3 Months		6 Months
	2002	2001	2002	2001
Expenses
Audit and accounting	$—	$—	$—	$—
Bank charges	—	—	30	—
Filing and registration fees	1,229	—	5,229	—
Interest income	—	—	—	—
Interest on note payable	6,500	—	13,000	—
Legal	2,000	—	7,000	—
Management and consulting fees (Note 6)	30,000	30,000	60,000	60,000

	39,729	30,000	85,259	60,000

Net loss for the period	(39,729)	(30,000)	(85,259)	(60,000)

Net loss per common share	$(0.004)	$(0.003)	$(0.008)	$(0.006)

Number of common shares outstanding	11,060,000	11,060,000	11,060,000	11,060,000

The accompanying notes are an integral part of these financial statements

Newtech Resources Ltd.
(a development stage company)
(a Nevada Corporation)

Unaudited Interim Statement of Cash Flow

For the 6 months ended February 28, 2002 and February 28, 2001

(in U.S. Dollars)

	2002	2001
Operating activities—
Net loss for the period	$(85,259)	$(60,000)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	35,540	60,000

Net cash used in operations	(49,719)	—

Financing activities—
Licence fee payable	(36,000)	—
Advances from shareholders	200,000	—

Cash provided by financing activities	164,000	—

Change in cash during the period	114,281	—
Cash, beginning of period	86,690	—

Cash, end of period	$200,971	$—

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$13,000	$—

Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

Newtech Resources Ltd.
(a development stage company)
(a Nevada company)

Notes to Unaudited Interim Financial Statements

February 28, 2002

1.    Operations

        The company was organized under the laws of the state of Nevada on July 28, 1998. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

        The accompanying unaudited financial statements have been prepared by Newtech Resources Ltd., in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for interim financial statements. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the company, the unaudited financial statements reflect all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of the company's financial position at February 28, 2002, its operating results for the three months and six months ended February 28, 2002 and 2001 and cash flows for the six months ended February 28, 2002 and 2001.

        The balance sheet at August 31, 2001, has been derived from the company's audited financial statements as of that date. These financial statements and the notes should be read in conjunction with the company's audited consolidated financial statements and notes thereto contained in the company's Form 10-SB filed with the U.S. Securities and Exchange Commission.

        The results of operations for the six months ended February 28, 2002 are not necessarily indicative of the results that may be expected for future quarters or the year ended August 31, 2002.

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

  (d)
  License fee
  The license fee is recorded at cost and will be amortized over a 5 year period, upon commencement of sales.

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

3.    License Fee.

        The company acquired from Kaizen Food Corporation, the exclusive North American rights to market, sell and distribute technology referred to as "modified cystatins". As condition of the license agreement, the company is to pay cash or arrange financing in the amount of $40,000 on June 30, 2001 and an additional $2,000,000 on June 30, 2002. The company is required to make quarterly royalty payments of 8% of sales, and beginning with the second year of the agreement, a minimum annual royalty payment of $30,000. The license agreement has no fixed term, but the company intends to amortize the cost of the license over a five year period, a conservative estimate of the sales period for the technology, beginning with achievement of sales.

        SFAS 142 which is effective for year ends commencing after December 15, 2001, requires that the company not amortize indefinite useful life assets, but rather that they be tested for impairment at least annually by comparing their fair value of those assets with their recorded amounts and written down as required. As their has been no amortization taken to date on the license fee, there would be no change in the company's reported income for the period under SFAS 142 and there would be no change in the recorded value of the license fee asset. In adopting SFAS 142, the company would not amortize the license fee costs, but would review the license for evidence of impairment In value with any required write downs made.

        During the period, the company made installment payments of $36,000 towards the balance of license fees payable.

4.    Short term borrowings

	Feb. 28, 2002	August 31, 2001
Notes payable to shareholders, Bearing interest at a rate of 10%	$460,000	$260,000

The notes payable to a shareholders are due on December 31, 2002, and bears interest at 10% per annum.

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

        There are no warrants or options to purchase common stock as at February 28, 2002.

6.    Related party transactions and management services

        Joist Management Ltd. is related by management contract to provide administrative and general office services to the company. None of the shareholders, officers or directors of Joist Management Ltd. are shareholders of Newtech Resources Ltd. The company paid management fees of $60,000 and $60,000 for the six months ended February 28, 2002 and February 28, 2001, respectively.

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

9.    Cumulative statement of operations since inception

        The following supplemental information is provided related to the cumulative statement of operations since inception.

Expenses
Audit and accounting	$3,000
Bank charges	182
Filing and registration	6,614
Interest income	(2,856)
Interest expense	15,425
Legal	12,693
Management fees	439,171

Total	474,229

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
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Default Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6.a. Exhibit 27.
  Item 6.b. Reports on Form 8–K.
SIGNATURES
Newtech Resources Ltd. (a development stage company) (a Nevada Corporation) Unaudited Interim Balance Sheet As at February 28, 2002 and August 31, 2001 (in U.S. Dollars)
Newtech Resources Ltd. (a development stage company) (a Nevada Corporation) Unaudited Interim Statement of Operations For the 3 months and 6 months ended February 28, 2002 and February 28, 2001 (in U.S. Dollars)
Newtech Resources Ltd. (a development stage company) (a Nevada Corporation) Unaudited Interim Statement of Cash Flow For the 6 months ended February 28, 2002 and February 28, 2001 (in U.S. Dollars)
Newtech Resources Ltd. (a development stage company) (a Nevada company) Notes to Unaudited Interim Financial Statements February 28, 2002