Form 10QSB/A
period 2001-11-30
NEWTECH RESOURCES LTD
filed 2002-07-18
CIK 1080001

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-QSB/A
Amendment No. 1

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

        During the three months ended November 30, 2001, the Company experienced operating expenses and a net loss of $45,530 65,530, as compared to operating expenses and a net loss of $30,000 for the three months ended November 30, 2000. In the first quarter of 2001, the Company experienced improvements in bioactivity and stability. As such, the Company increased its notes payable to shareholders to $460,000, as compared to notes payable to shareholders of $260,000 in August, 2001.

        The earnings per share (fully diluted) was a net loss of $0.006 for the three month period ended November 30, 2001 compared to a net loss of $0.003 for the three month period ended November 30, 2000.

        Reference is made to Item 2, "Management's Discussion and Analysis" included in the Company's registration statement on Form 10-SB for the year ended August 31, 2001, on file with the U.S. Securities and Exchange Commission.

Fiscal Year Ended August 31, 2001 and 2000

        Operating expenses for the fiscal year ended August 31, 2001, totaled $167,562, and the Company experienced a net loss of $167,562 against no revenues, as compared to a net loss of $126,944 against no revenues for 2000. As was the case for the year 2000, the increase in operating expenses were a result of increased office expenses and transfer agent fees.

Liquidity and Capital Resources

        Historically, the Company has financed its cash flow and operations from grants received from various organizations and notes payable from shareholders. Cash provided by net earnings which occurred during the three months ended November 30, 2001 was $220,200. This resulted in a total cash and cash equivalent position of $253,200 at the end of the period.

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

NEWTECH RESOURCES LTD. (Registrant)
Dated: July 1, 2002	/s/ TERRY WOO Terry Woo, President and Director

NEWTECH RESOURCES LTD.

INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2001

Newtech Resources Ltd.
(a development stage company)
(a Nevada Corporation)
Interim Balance Sheet
As at November 30, 2001 and August 31, 2001
(in U.S. Dollars)

	Restated Note 2 November 30, 2001	Restated Note 2 August 31, 2001
	(unaudited)
ASSETS
Current
Cash	$220,200	$86,690
Prepaid expenses	33,000	8,000

Total assets	253,200	94,690

LIABILITIES
Current
Accounts payable and accrued liabilities	$52,450	$28,410
Notes payable-shareholders ( Note 5)	460,000	260,000

Total liabilities	512,450	288,410
DEFICIENCY IN ASSETS
Capital Stock ( Note 6)
Authorized—(30,000,000) common shares with par value of $.001 Issued—(11,060,000) common shares (2000—11,060,000)	11,060	11,060
Contributed surplus ( Note 6)	224,190	224,190
Deficit	(494,500)	(428,970)

	(259,250)	(193,720)

	$253,200	$94,690

Commitments (Note 4, 9)

Approved by the Board

/s/ Terry Woo Director
/s/ Chui Keung Ho Director

The accompanying notes are an integral part of these financial statements

Newtech Resources Ltd.
(a development stage company)
(a Nevada Corporation)
Unaudited Interim Statement of Operations
For the 3 months ended November 30, 2001 and November 30, 2000
(in U.S. Dollars)

	Restated Note 2 2001	2000	Restated Note 2 Cumulative since Inception
Expenses
Audit and accounting	$—	$—	$3,000
Bank charges	30	—	182
Filing and registration fees	4,000	—	5,385
Interest on note payable	6,500	—	8,925
Interest income	—	—	(2,856)
Interest on note payable	6,500	—	8,925
Legal	5,000	—	10,693
Management and consulting fees (Note 7)	30,000	30,000	409,171
Research	20,000	—	60,000

	65,530	30,000	494,500

Net loss for the year	(65,530)	(30,000)	(494,500)

Net loss per common share	$(0.006)	$(0.003)	$(0.05)

Number of common shares outstanding	11,060,000	11,060,000	11,060,000

The accompanying notes are an integral part of these financial statements

Newtech Resources Ltd.
(a development stage company)
(a Nevada Corporation)
Unaudited Interim Statement of Cash Flow
For the 3 months ended November 30, 2001 and 2000
(in U.S. Dollars)

	Restated Note 2 2001	2000
Operating activities—
Net loss for the period	$(65,530)	$(30,000)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(25,000)	—
Increase in accounts payable and accrued liabilities	24,040	30,000

Net cash used in operations	(66,490)	—

Financing activity—
Advances from shareholders	200,000	—

Cash provided by financing activity	200,000	—

Change in cash during the period	133,510	—
Cash, beginning of period	86,690	—

Cash, end of period	$220,200	$—

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$—	$—

Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

Newtech Resources Ltd.
(a development stage company)
( a Nevada company)
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

        The balance sheet at August 31, 2001 has been derived from the Company's audited financial statements as of that date. These financial statements and the notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-SB and its amendments filed with the Securities and Exchange Commission.

        The results of operations for the three months ended November 30, 2001 are not necessarily indicative of the results that may be expected for future quarters or the year ended August 31, 2002.

2.    Restatement of Financial Statements

        On June 25, 2002, the Company restated its balance sheet, statement of operations, cash flows, and shareholders equity for the year ended August 31, 2001 and 2000, and the 3 month and 6 month periods ended November 30, 2001 and February 28, 2002 to correct an error in application of accounting principles. The error related to the accounting for the option/license agreement and license fee payable on the balance sheet and the payments towards the license fee payable. The payments made to Kaizen Food Corporation have now been expensed as research costs and the intangible asset and license fee payable have been removed from the balance sheet. The net effect of the change was to increase the net loss for the company by $40,000 ($.004 per share) for the year ended August 31, 2001; $20,000 ($.002 per share) for the year 3 months ended November 30, 2001 and $16,000 ($.001 per share) for the 3 months ended February 28, 2002; and $36,000 ($.003 per share) for the 6 months ended February 28, 2002. The cumulative effect is to increase net loss and deficit of the Company by $76,000 ($.007 per share).

        In addition, the assets of the company were reduced by $2,040,000 as at August 31, 2000, August 31, 2001, November 30, 2001 and February 28, 2002 and the liabilities of the company were reduced by $2,040,000 at August 31, 2000, $2,000,000 at August 31, 2001, $1,980,000 at November 30, 2001 and $1,964,000 at February 28, 2002. As well, cash used in investing and financing activities on the statement of cash flow was adjusted by $2,040,000 at August 31, 2000; cash provided by financing activities was adjusted by $40,000 at August 31, 2001, by $20,000 for the three months ended November 30, 2001 and $36,000 for the six months ended February 28, 2002.

3.    Significant accounting policies

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

(b) Loss per share

        The Company reports loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which requires the reporting of both basic and diluted earnings per share. Net Loss per share-basic is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Because the Company has no common stock equivalents, no difference exists between basic and diluted earnings per share.

(c) Income taxes

        The Company follows the policies of SFAS No 109, Accounting for Income taxes which requires use of the asset and liability method of accounting for income taxes. Under this method, future income taxes are recognized for the future tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Future income tax assets are evaluated and if realization is not considered " more likely than not", a valuation allowance is provided.

(d) Research and development

        Research expenses are charged to income in the year that they are incurred. During the period $20,000 (2000—$0) was expensed related to research activities.

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

4.    Licence Fee

        The Company acquired from Kaizen Food Corporation, the exclusive North American rights to market, sell and distribute technology referred to as "Modified Cystatins". As condition of the license agreement, the Company is to pay cash or arrange financing in the amount of $40,000 on June 30, 2001 and an additional $2,000,000 on June 30, 2004 with payments to be applied to research costs. The Company is required to make quarterly royalty payments of 8% of sales, with minimum annual royalty payment of $30,000.

5.    Short term borrowings

	Nov. 30, 2001	August 31, 2001
Notes payable to shareholders,
Bearing interest at a rate of 10%	$460,000	$260,000

        The note payable to shareholderas are due on demand and bears interest at 10% per annum.

6.    Share capital

        In July 1998, the Company issued 2,750,000 shares of its Common Stock to its initial shareholders for cash consideration of $                  2,750 ($0.001 per share).

        In February 1999, the Company issued 8,250,000 shares of its Common Stock for cash consideration of $                  82,500 ($0.01 per share)

        In March 1999, the Company issued 60,000 shares of its Common Stock for cash consideration of $                  150,000 ($ 2.50 per share)

        There are no warrants or options to purchase common stock as at November 30, 2001.

7.    Related party transactions and management services

        Joist Management Ltd. is related by management contract to provide administrative and general office services to the Company. None of the shareholders, officers or directors of Joist Management Ltd. are shareholders of Newtech Resources Ltd. The Company paid management fees of $30,000 and $30,000 for the periods ended November 30, 2001 and November 30, 2000 respectively.

8.    Going Concern

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

9.    Commitments and Contingencies

        The Company's office space is provided to it on a month to month basis by its management company and is included in its management fee.

QuickLinks

PART I—FINANCIAL INFORMATION
PART II—OTHER INFORMATION
SIGNATURES
INTERIM FINANCIAL STATEMENTS
Interim Balance Sheet
Unaudited Interim Statement of Operations
Unaudited Interim Statement of Cash Flow
Notes to Unaudited Interim Financial Statements