Form 10QSB/A
period 2002-02-28
NEWTECH RESOURCES LTD
filed 2002-07-18
CIK 1080001

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

        During the three months ended February 28, 2002, operating expenses totaled $55,729, and experienced a net loss of $55,729 against no revenues, as compared to a net loss of $30,000 against no revenues for the three months ended February 28, 2001. The increase in operating expenses were a result of increased legal and interest expenses and transfer agent fees. However, also during the three months ended February 28, 2002, the company saw greater improvements in bioactivity and stability. A test run was conducted in a small fermentation tank for the commercial manufacturing process of cystatin for the research laboratory market. As such, the company made additional advances to Kaizen Food Corporation in the amount of $36,000, as compared to no advances in February 28, 2001.

        The earnings per share (fully diluted) was a net loss of $0.005 for the three month period ended February 28, 2002, compared to a net loss of $0.003 for the three month period ended February 28, 2001.

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

Six Months Ended February 28, 2002 and 2001

        Operating expenses for the six months ended February 28, 2002, totaled $121,259 and the company experienced a net loss of $121,259 against no revenues, as compared to a net loss of $60,000 against no revenues for the six months ended February 28, 2001. The increase in operating expenses were a result of increased legal, research, and interest expenses and transfer agent fees.

        The earnings per share (fully diluted) was a net loss of $0.011 for the six month period ended February 28, 2002 compared to a net loss of $0.006 for the six month period ended February 28, 2001.

Liquidity and Capital Resources

        Historically, the company has financed its cash flow and operations from the sale of stock and notes payable to shareholders. The company's total cash and cash equivalent position as at February 28, 2002 was $200,971 and as at August 31, 2001 was $86,690.

        For the six months ended February 28, 2002, net cash used in operating activities was ($85,719) compared to cash used in operating activities of ($0.00) for the same period in 2001. Net cash used in operating activities for 2002 consisted mostly of loss from operations and increases in accounts payable.

        Net cash provided by financing activity of $200,000 for the six months ended February 28, 2002, and $0.00 for the same period in 2001. Financing activity for 2002 resulted from advances from shareholders.

        Working capital deficiency as of February 28, 2002 and August 31, 2001 was ($314,979) and ($193,720) respectively.

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

NEWTECH RESOURCES LTD.

INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2002

Newtech Resources Ltd.
(a development stage company)
(a Nevada Corporation)
Interim Balance Sheet
As at February 28, 2002 and August 31, 2001
(in U.S. Dollars)

	Restated Note 2 February 28, 2002 (unaudited)	Restated Note 2 August 31, 2001
ASSETS
Current
Cash	$200,971	$86,690
Prepaid expenses	8,000	8,000

Total assets	$208,971	$94,690

LIABILITIES
Current
Accounts payable and accrued liabilities	$63,950	$28,410
Notes payable-shareholders (Note 5)	460,000	260,000

Total liabilities	523,950	288,410

DEFICIENCY IN ASSETS
Capital Stock (Note 6)
Authorized—30,000,000 common shares with par value of $.001 Issued—11,060,000 common shares (2001—11,060,000)	11,060	11,060
Contributed surplus (Note 6)	224,190	224,190
Deficit	(550,229)	(428,970)

	(314,979)	(193,720)

	$208,971	$94,690

Commitments (Note 4, 9)

Approved by the Board

/s/ Terry Woo Director
/s/ Chui Keung Ho Director

The accompanying notes are an integral part of these financial statements

Newtech Resources Ltd.
(a development stage company)
(a Nevada Corporation)
Unaudited Interim Statement of Operations
For the 3 months and 6 months ended February 28, 2002 and February 28, 2001
(in U.S. Dollars)

	3 Months		6 Months
	Restated Note 2 2002	2001	Restated Note 2 2002	2001
Expenses
Audit and accounting	$—	$—	$—	$—
Bank charges	—	—	30	—
Filing and registration fees	1,229	—	5,229	—
Interest income	—	—	—	—
Interest on note payable	6,500	—	13,000	—
Legal	2,000	—	7,000	—
Management and consulting fees (Note 7)	30,000	30,000	60,000	60,000
Research	16,000	—	36,000	—

	55,729	30,000	121,259	60,000

Net loss for the period	(55,729)	(30,000)	(121,259)	(60,000)

Net loss per common share	$(0.005)	$(0.003)	$(0.011)	$(0.006)

Number of common shares outstanding	11,060,000	11,060,000	11,060,000	11,060,000

        See Note 10 for Cumulative statement of operations since inception

The accompanying notes are an integral part of these financial statements

Newtech Resources Ltd.
(a development stage company)
(a Nevada Corporation)
Unaudited Interim Statement of Cash Flow
For the 6 months ended February 28, 2002 and February 28, 2001
(in U.S. Dollars)

	Restated Note 2 2002	2001
Operating activities—
Net loss for the period	$(121,259)	$(60,000)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	35,540	60,000

Net cash used in operations	(85,719)	—

Financing activity—
Advances from shareholders	200,000	—
Cash provided by financing activity	200,000	—

Change in cash during the period	114,281	—
Cash, beginning of period	86,690	—

Cash, end of period	$200,971	$—

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$—	$—

Income taxes	$—	$—

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

        The balance sheet at August 31, 2001, has been derived from the company's audited financial statements as of that date. These financial statements and the notes should be read in conjunction with the company's audited consolidated financial statements and notes thereto contained in the company's Form 10-SB and its amendments filed with the U.S. Securities and Exchange Commission.

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

(b) Loss per share

        The company reports loss per share in accordance with with Statement of Financial Accounting Standards (SFAS) No. 128, earnings per share, which requires the reporting of both basic and diluted earnings per share. Net loss per share-basic is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Because the company has no common stock equivalents, no difference exists between basic and diluted earnings per share.

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

(d) Research and development

        Research expenses are charged to income in the year that they are incurred. Research costs of $16,000 (2001—$0) and $36,000 (2001-$0) was expensed for the 3 month period and 6 month period ended February 28, 2002 respectively.

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

5.    Short term borrowings

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

        In February 1999, the company issued 8,250,000 shares of its common stock for cash consideration of $82,500 ($0.01 per share)

        In March 1999, the company issued 60,000 shares of its common stock for cash consideration of $150,000 ($ 2.50 per share)

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

10.  Cumulative statement of operations since inception

        The following supplemental information is provided related to the cumulative statement of operations since inception.

Expenses
Audit and accounting	$3,000
Bank charges	182
Filing and registration	6,614
Interest income	(2,856)
Interest expense	15,425
Legal	12,693
Management fees	439,171
Research	76,000

Total	550,229

QuickLinks

PART I—FINANCIAL INFORMATION
PART II—OTHER INFORMATION
SIGNATURES
INTERIM FINANCIAL STATEMENTS
Unaudited Interim Balance Sheet
Unaudited Interim Statement of Operations
Unaudited
Notes to Unaudited Interim Financial Statements