Form 10QSB
period 2002-05-31
NEWTECH RESOURCES LTD
filed 2002-07-24
CIK 1080001

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒ Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended May 31, 2002

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

Check whether the issuer: (1) filed all reports required to be filed by Telephone: (604) 729-5790 Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date: Common Stock: 11,060,000 shares—July 15, 2002

Transitional Small Business Disclosure Format: Yes ☐ No ☒

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

        During the three months ended May 31, 2002, operating expenses totaled $76,207, and a net loss of $76,207 against no revenues, as compared to a net loss of $30,010 against no revenues for the three months ended May 31, 2001. The increase in operating expenses were a result of increased legal, research, filing, interest expenses, and transfer agent fees. However, also during the three months ended May 31, 2002, a further test run was conducted in a small fermentation tank for the commercial manufacturing process of cystatin for the research laboratory market. As such, the company made additional advances to Kaizen Food Corporation in the amount of $25,000, as compared to no advances for the three months ended May 31, 2001.

        The earnings per share (fully diluted) was a net loss of $0.007 for the three month period ended May 31, 2002, compared to a net loss of $0.003 for the three month period ended May 31, 2001.

        Reference is made to Item 2, "Management's Discussion and Analysis" included in the company's amended registration statement on Form 10-SB for the year ended August 31, 2001, on file with the U.S. Securities and Exchange Commission.

        The following analysis and discussion pertains to the company's results of operations for the nine months ended May 31, 2002, compared to the results and operations for the period ended May 31, 2001.

NINE MONTHS ENDED May 31, 2002 and 2001

        Operating expenses for the nine months ended May 31, 2002, totaled $197,466 and the company experienced a net loss of $197,466 against no revenues, as compared to a net loss of $90,010 against no revenues for the nine months ended May 31, 2001. The increase in operating expenses were a result of increased legal, research, filing, interest expenses, and transfer agent fees.

        The earnings per share (fully diluted) was a net loss of $0.018 for the nine month period ended May 31, 2002 compared to a net loss of $0.008 for the nine month period ended May 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, the company has financed its cash flow and operations from the sale of stock and notes payable to shareholders. The company's total cash and cash equivalent position as at May 31, 2002 was $169,264 and as at August 31, 2001 was $86,690.

        For the nine months ended May 31, 2002, net cash used in operating activities, consisting mostly of loss from operations, was ($117,426) compared to cash used in operating activities of ($118,310) for the same period in 2001.

        Net cash provided by financing activity, resulting from advances from shareholders, of $200,000 for the nine months ended May 31, 2002, and $140,000 for the same period in 2001.

        Working capital deficiency as of May 31, 2002 and August 31, 2001 was ($391,186) and ($193,720) respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

        Reference is made to Risk Factors in Part 1. Item 1, included in the company's amended registration statement on Form 10-SB for the year ended August 31, 2001, on file with the U.S. Securities and Exchange Commission.

        The company does not have any derivative financial instruments as of May 31, 2002. However, the company is exposed to interest rate risk.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings. None.
Item 2.	Changes in Securities and Use of Proceeds. None.
Item 3.	Default Upon Senior Securities. None.
Item 4.	Submission of Matters to a Vote of Security Holders.
	a.	The company's annual meeting of shareholders was held on August 31, 2001.
	b.	The following directors and officers were re-elected to serve until the 2002 annual meeting of shareholders or until their successors are duly elected and qualified.
		Terry Woo	Director/Chief Executive Officer/ President
		Chui Keung Ho	Director/Chief Financial Officer/Secretary/Treasurer
Item 5.	Other Information. None.
Item 6.a.	Exhibit 27. None.
Item 6.b.	Reports on Form8-K. None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTECH RESOURCES LTD. (Registrant)
Dated: July 15, 2002	/s/ Terry Woo Terry Woo, President and Director

NEWTECH RESOURCES LTD.

INTERIM FINANCIAL STATEMENTS

MAY 31, 2002

Newtech Resources Ltd.
(a development stage company)
(a Nevada Corporation)
Interim Balance Sheet
As at May 31, 2002 and August 31, 2001
(in U.S. Dollars)

	May 31 (unaudited) 2002	August 31 2001
ASSETS
Current
Cash	$169,264	$86,690
Prepaid expenses	5,000	8,000

Total assets	$174,264	$94,690

LIABILITIES
Current
Accounts payable and accrued liabilities	$105,450	$28,410
Notes payable-shareholders (Note 5)	460,000	260,000

Total liabilities	565,450	288,410

DEFICIENCY IN ASSETS
Capital Stock (Note 6)
Authorized -30,000,000 common shares with par value of $.001 Issued -11,060,000 common shares (2001—11,060,000)	11,060	11,060
Contributed surplus (Note 6 )	224,190	224,190
Deficit	(626,436)	(428,970)

(391,186)	(193,720)

	$174,264	$94,690

        Commitments (Note 4,9)

        Approved by the Board

        /s/ Terry Woo Director

        /s/ Chui Keung Ho Director

The accompanying notes are an integral part of these financial statements

Newtech Resources Ltd.
(a development stage company)
(a Nevada Corporation)
Unaudited Interim Statement of Operations
For the 3 months and 9 months ended May 31, 2002 and May 31, 2001
(in U.S. Dollars)

	3 MONTHS		29 MONTHS
	2002	2001	2002	2001
Expenses
Audit and accounting	$—	$—	$—	$—
Bank charges	18	10	48	10
Filing and registration fees	—	—	5,229	—
Interest income	(844)	—	(844)	—
Interest on note payable	11,500	—	24,500	—
Legal	10,533	—	17,533	—
Management and consulting fees (Note 7)	30,000	30,000	90,000	90,000
Research	25,000	—	61,000	—

	76,207	30,010	197,466	90,010

Net loss for the period	(76,207)	(30,010)	(197,466)	(90,010)

Net loss per common share	$(0.007)	$(0.003)	$(0.018)	$(0.008)

Number of common shares outstanding	11,060,000	11,060,000	11,060,000	11,060,000

        See Note 10 for Cumulative statement of operations since inception

The accompanying notes are an integral part of these financial statements

Newtech Resources Ltd.
(a development stage company)
(a Nevada Corporation)
Unaudited Interim Statement of Cash Flow
For the 9 months ended May 31, 2002 and May 31, 2001
(in U.S. Dollars)

	2002	2001
Operating activities -
Net loss for the period	$(197,466)	$(90,010)
Adjustments to reconcile net loss to net cash used by operating activities Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	80,040	(28,300)

Net cash used in operations	(117,426)	(118,310)

Financing activity -
Advances from shareholders	200,000	140,000

Cash provided by financing activity	200,000	140,000

Change in cash during the period	82,574	21,690
Cash, beginning of period	86,690	—

Cash, end of period	$169,264	$21,690

Supplemental Disclosures of Cash Flow Information Cash paid during the period for:
Interest	$—	$—

Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

Newtech Resources Ltd.
(a development stage company)
(a Nevada company)
Notes to Unaudited Interim Financial Statements
May 31, 2002

1. Operations

  The company was organized under the laws of the state of Nevada on July 28, 1998. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

  The accompanying unaudited financial statements have been prepared by Newtech Resources Ltd., in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for interim financial statements. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the company, the unaudited financial statements reflect all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of the company's financial position at May 31, 2002, its operating results for the three months and nine months ended May 31, 2002 and 2001 and cash flows for the nine months ended May 31, 2002 and 2001.

  The balance sheet at August 31, 2001, has been derived from the company's audited financial statements as of that date. These financial statements and the notes should be read in conjunction with the company's audited consolidated financial statements and notes thereto contained in the company's Form 10-SB and its amendments filed with the U.S. Securities and Exchange Commission.

  The results of operations for the nine months ended May 31, 2002 are not necessarily indicative of the results that may be expected for future quarters or the year ended August 31, 2002.

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

  (d)
  Research and development
  Research expenses are charged to income in the year that they are incurred. Research costs of $25,000 (2001—$nil) and $61,000 (2001-$nil) was expensed for the 3 month period and 9 month period ended May 31, 2002 respectively.

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

4. License Fee.

  The Company acquired from Kaizen Food Corporation, the exclusive North American rights to market, sell and distribute technology referred to as "Modified Cystatins". As condition of the license agreement, the Company is to pay cash or arrange financing in the amount of $40,000 on June 30, 2001 and an additional $2,000,000 on June 30, 2004 with payments to be applied to research costs. The Company is required to make quarterly royalty payments of 8% of sales with minimum annual royalty payment of $30,000 with payments to be applied to research costs.

5. Short term borrowings

	May 31, 2002	August 31, 2001
Notes payable to shareholders,
Bearing interest at a rate of 10%	$460,000	$260,000

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

7. Related party transactions and management services

  Joist Management Ltd. is related by management contract to provide administrative and general office services to the company. None of the shareholders, officers or directors of Joist Management Ltd. are shareholders of Newtech Resources Ltd. The company paid management fees of $90,000 and $90,000 for the six months ended May31, 2002 and May31, 2001, respectively.

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

10. Cumulative statement of operations since inception

  The following supplemental information is provided related to the cumulative statement of operations since inception.

Expenses
Audit and accounting	$3,000
Bank charges	200
Filing and registration	6,614
Interest income	(3,700)
Interest expense	26,925
Legal	23,226
Management fees	469,171
Research	101,000

Total	626,436

QuickLinks

PART I—FINANCIAL INFORMATION
PART II—OTHER INFORMATION
SIGNATURES
Newtech Resources Ltd. (a development stage company) (a Nevada Corporation) Interim Balance Sheet As at May 31, 2002 and August 31, 2001 (in U.S. Dollars)
Newtech Resources Ltd. (a development stage company) (a Nevada Corporation) Unaudited Interim Statement of Operations For the 3 months and 9 months ended May 31, 2002 and May 31, 2001 (in U.S. Dollars)
Newtech Resources Ltd. (a development stage company) (a Nevada Corporation) Unaudited Interim Statement of Cash Flow For the 9 months ended May 31, 2002 and May 31, 2001 (in U.S. Dollars)
Newtech Resources Ltd. (a development stage company) (a Nevada company) Notes to Unaudited Interim Financial Statements May 31, 2002