Form 10KSB
period 2002-08-31
NEWTECH RESOURCES LTD
filed 2002-11-20
CIK 1080001

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHCHANGE ACT OF 1934
For the fiscal year ended: AUGUST 31, 2002
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________ to __________

Commission file number: 000-33255

NEWTECH RESOURCES LTD.
(Name of small business issuer in its charter)

NEVADA	98-0342217
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Attention: Terry Woo 841 West Broadway, Suite 200 Vancouver, B.C., Canada, V5Z 1J9 (Address of principal executive offices)

Issuer's telephone number: 604-729-5790 Fax: 604-734-5457

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock $0.001 par value
(Title of class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

        The issuer's revenues for its most recent fiscal year. $0

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: November 13, 2002 = $5,530,000.

        Common Stock, $0.001 par value, of issuer outstanding at November 15, 2002: 11,060,000 shares

NEWTECH RESOURCES LTD.
FORM 10-KSB

FORWARD LOOKING STATEMENTS

        This Annual Report on From 10-KSB contains forward looking statements. From time-to-time, the company or its representatives may have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by the company with the U.S. Securities and Exchange Commission or other regulatory agencies. Words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project or projected," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, the "reform act." The reform act does not apply to initial registration statements, including this filing by the company. The company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to maximize to the fullest extent possible the protections of the safe harbor established in the reform act. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

        The risks identified here are not inclusive. Furthermore, reference is also made to other sections of this registration statement that include additional factors that could adversely impact the company's business and financial performance. Also, the company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it access the impact of all such risk factors on the company's business or the extent to which any factor or combination of factors may cause actual results to differ significantly from those contained in any forward-looking statements. In other words, our performance might be quite different from what the forward looking statements imply. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

        You should rely only on the forward looking statements that reflect management's view only as of the date of this Report. We undertake no obligation to publicly revise these forward looking statements to reflect subsequent events or circumstances. You should also carefully review the risk factors described in other documents we file from time to time with the U.S. Securities and Exchange Commission (the "SEC").

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

        Newtech Resources Ltd. hereinafter is also referred to as the "company" and/or the "registrant" was incorporated on July 27, 1998 and is currently involved in the research and development of a technology known as glycosylated cystatins and non-glycosylated cystatins. The company also hopes to manufacture, market and sell glycosylated cystatins and non-glycosylated cystatins. Cystatins are proteins that tightly bind and inhibit the harmful effects of cysteine proteases. Cysteine proteases, also known as cysteine proteases, actively degrade proteins and detrimentally affect human health by facilitating diseases and food spoilage. Glycosylated cystatin enhances activity and stability against heating and proteolysis. Non-glycosylated cystatin only enhances activity and stability and not against heating and proteolysis. Proteolysis is the process by which to degrade protein or peptides by hydrolyzing the peptide bond.

        The registrant is still in the development stage and was organized under the laws of the state on Nevada on July 27, 1998. The company is authorized to issue 30,000,000 shares of common stock with a par value of $.001 per share, of which 11,060,000 shares are issued and outstanding as of November 15, 2002.

        The information in this registration statement is current as of November 15, 2002, unless otherwise indicated.

        At the end of its latest fiscal year, August 31, 2002, total assets were $156,540, there were no gross revenues, and a net loss of $252,690. At the end of fiscal year August 31, 2001, total assets were $94,690, there were no gross revenues, and a net loss of $167,562. At the end of fiscal 2000, ended August 31, 2000, the company had total assets of $22,228, there were no gross revenues and a net loss of $126,944. At the end of fiscal 1999, ended August 31, 1999, the company had total assets of $116,636, no gross revenues, and a net loss of $134,464.

        On February 23, 1999, the company entered into a letter of intent with Kaizen Food Corporation. On June 30, 2000, the company entered into an option agreement with Kaizen Food Technology. The company has not issued any shares to Kaizen, and does not anticipate doing so in the future. Pursuant to the option agreement, the registrant paid Kaizen $40,000 for research and development of the glycosylated cystatins. As such, on July 15, 2001, Kaizen granted the company an option to exercise its right to the exclusive North American wide license to manufacture, market, and sub-license the results from pre-clinical trials of glycosylated cystatins and non-glycosylated cystatins. The company is currently conducting the "scale-up" of cystatin and it is anticipated that this "scaled-up" product will be sold to research laboratories. The company expects to use the cystatin only for pre-clinical trials, and share in any rights according to the option agreements from products developed from the pre-clinical trials. Pursuant to the terms of the option agreement, Kaizen receives a 8% royalty from the revenue generated from the sale of all products pertaining to human cystatin C, and the company receives a 10% royalty from the sale of cystatin to North American-wide licenses and sub-licenses.

        In addition, the company was required to pay Kaizen an additional $2,000,000 by June 30, 2002, to be applied against costs incurred by Kaizen for patent, research and development costs. By the terms of the option agreement, the company was further required to pay Kaizen a minimum annual royalty of $30,000, and an annual maintenance fee of $3,000. The financing paid by the company to Kaizen was required to be used as an offset against payments of the minimum annual royalty. However, on May 15, 2002, the company and Kaizen modified the option agreement.

        Pursuant to the terms of the modified option agreement, the additional $2,000,000 to be raised by Kaizen by June 30, 2002 has been extended until June 30, 2004. The financing is still required to be applied against costs incurred by Kaizen for patent, research and development costs as a way for Newtech to ensure that the financing will be used towards research and development and not spent elsewhere. The financing paid by the company to Kaizen is no longer required to be used as an offset against payments of the minimum annual royalty. Further, Kaizen has agreed to waive the minimum annual royalty payment until Newtech is able to generate revenue from the glycosylated cystatin. As of the date of this Annual Report filing, the Company and Kaizen are in preliminary negotiations regarding updates to the modified option agreement to reflect changes that will be in the best interests of all parties involved.

        Kaizen, in turn, licensed the technology from the University of British Columbia. Therefore, the university owns all patents and products related to the human cystain C technology. Previously attached in the Company's Form 10-SB filing was a copy of verification statement from the British Columbia, Canada Ministry of Finance and Corporate Relations, corporate and personal property registries regarding the security agreement between the University of British Columbia and Kaizen Food Corporation.

        Newtech Resources Ltd. was incorporated on July 27, 1998. From its inception through the fiscal year ended August 31, 2002, Newtech Resources incurred net losses as follows: $134,464 in 1999; $126,944 in 2000; $167,562 in 2001; and $252,690 in 2002.

        On July 27, 1998, the company completed an offering of 2,750,000 shares of its common stock at $0.001 per share, raising gross proceeds of $2,750.

        On February 15, 1999, the company completed an offering of 8,250,000 shares of its common stock at $0.01 per share, raising gross proceeds of $82,500.

        Thereafter, on April 30, 1999 the company completed an offering of 60,000 shares of its common stock at $2.50 per share, raising gross proceeds of $150,000.

        The proceeds of all of the above offerings were used for management and consulting fees, research and development fees regarding the option agreement, professional fees and general corporate purposes.

        Kaizen has developed a low cost method of producing glycosylated and non-glycosylated recombinant human cystatin C

        Kaizen has filed patent applications for North America and Europe through the University of British Columbia, Canada.

        Currently, there are few commercial sources of cystatin C, as the enzyme inhibitors are expensive to produce and susceptible to denaturalization and loss of activity when exposed to unfavorable conditions.

        Through the company's funding of research and development, Kaizen's researchers have been able to utilize a yeast expression system that enhances activity and stability of cystatins, as compared to "wild-type" cystatins produced under the same process, against heating and proteolysis for its glycosylated recombinant human cystatin C. Kaizen has achieved a high level of protein purity in moderated production volumes using its own proprietary cystatin C production process, and expects that the protein will be appropriate for numerous commercial applications once large-scale production capabilities have been established.

        Pursuant to the option agreement, the company is responsible for the following:

  •
  payment of costs related to research and development that Kaizen incurs related to human cystatin C

  •
  administration of the project,

  •
  market and sell the product to research laboratories

  •
  find a manufacturer or manufacturers

  •
  find a partner or partners to take over the pre-clinical trials of human cystatin C

        Pursuant to the option agreement, Kaizen is responsible for the following:

  •
  oversee patent issues and filings with respective countries,

  •
  substantiate the scale up for commercialization of the product for the research laboratory market

  •
  substantiate potential uses of the product prior to pre-clinical trials using the facilities at the University of British Columbia.

        Termination of the option agreement occurs in the event of one of the following:

  •
  automatic and immediate termination if the company proceeds with bankruptcy/insolvency, or if a proceeding of the same is brought against the company;

  •
  if any court proceeding is ordered against the company and involves a levy against the monies owed to Kaizen pursuant to the option agreement between the company and Kaizen;

  •
  if the company undergoes a reorganization or any part of its business relating to the option agreement is transferred to a subsidiary without the prior written consent of Kaizen;

  •
  if a controlling interest in the company passes to any persons other than those having a controlling interest at the commencement of the option agreement, without the prior written consent of Kaizen

  •
  if the company ceases or threatens to cease to carry on its business;

  •
  winding-up or liquidation of the company;

  •
  if the company is more than 30 days in arrears of royalties or other monies that are due to Kaizen under the option agreement;

  •
  if the technology or any improvements becomes subject to any security interest, lien, charge or encumbrance in favor of any third party claim against the company;

  •
  if the composition of the board of directors of the company changes without the prior written consent of Kaizen

  •
  if the company uses the university's trademarks or makes any reference or uses the university's name without its prior written consent, or if the company issues a press release

  •
  if the company fails to obtain proper insurance at least 60 days prior to the first sale of human cystatin C

  •
  if the company fails to use all reasonable commercial efforts to promote, market and sell human cystatin C

  •
  if the company is in breach of any other agreement between the company and Kaizen which breach is not cured within a reasonable time

        From "scale-up" of Kaizen's human recombinant human cystatin C, the company hopes to increase overall yield, achieve greater specific activity and increase the percentage yield of glycosylated cystatin from the total yield of recombinant human cystatin C produced.

        The company anticipates that cystatin C produced using Kaizen's production process will have a number of commercial applications. Those applications include research laboratories, the biopharmaceutical market and use as a food additive to protect against food spoilage. To facilitate efficient commercialization of the human cystatin C production process, management intends to enter into a number of partnerships with established biotechnology companies to outsource all clinical trials, and to facilitate market distribution of cystatin C applications. This approach to commercialisation is intended to reduce the company's infrastructure and capital requirements.

        The company intends to generate revenues from the sale of recombinant human cystatin C by targeting the already established, but fragmented, research laboratories within 18 months of funding. The company expects that this prevailing target market will afford the company lower market penetration expenses and maintainable margins due to its low cost of production. The cash flow generated will then be used in part to support research and development such as pre-clinical trials of other commercial applications of cystatin C. Furthermore, Kaizen is in the process of applying for, and has successfully received in the past, research grants such as the National Research Council of Canada, that will additionally support future research and development activities.

        The biopharmaceutical and food additive industries represent the most varied and potentially lucrative avenues for commercial development of human cystatin C. These markets, however, also have the highest testing and funding requirements. It is the company's intention to license its human cystatin C production technology to other industry participants in order to capture high levels of financial returns relative to the required capital investment. The company plans to continue its research to assess the potential of recombinant human cystatin C while concurrently seeking collaborative licensing agreements with larger biotechnology companies able to support more extensive development initiatives including clinical trials.

Technology

Proteases—

        Certain enzymes, called proteases, actively degrade proteins and by doing so, perform many normal functions in cellular metabolism. Proteases are involved in diverse physiological processes including the digestion of food, tissue remodeling, host defense, blood coagulation and the activation of pro-enzymes and pro-hormones. The uncontrolled activity of host enzymes leads to irreversible tissue destruction such as in inflammatory processes, including rheumatoid arthritis and periodontitis or tumor growth and metastasis. In addition to host proteases, proteases derived from infectious agents such as bacteria, viruses or protozoa can promote the onset and perpetuation of infection.

Cysteine Proteases—

        Cysteine proteases belong to a diverse group of proteolytic enzymes, which contain the amino acid cysteine. Endogenous cysteine proteases are normally localized to cellular compartments. Examples of cysteine proteases include the cathepsins B, H and L.. The activity of cysteine proteases is essential to normal cellular metabolism. Proteins are regularly degraded and remade in the body and one of the important functions of proteases is to help to degrade proteins when they are no longer required. Proteases also contribute to the degradation of collagen , and cleaving of inactive proteins to an active form. Clearly, it would be detrimental to the body if proteins were degraded at inappropriate times. To prevent unwanted and untimely proteolysis, cysteine protease activity is rigorously regulated by various methods. Some of the methods of regulating protease activity include the activity of protease inhibitors, a dependence on pH levels, compartmentalization within cells and degradation of the proteases when activity is no longer required. An imbalance between active proteases and physiological inhibitors may result in several pathological processes such as Alzheimer's disease, muscular disorders, inflammation and tumor growth and metastasis.

        Cysteine proteases are also produced as an infectious agent by pathogens such as viruses, bacteria and protozoans. For example, viral cysteine proteases are produced by poliovirus, rhinovirus, human herpes simplex virus and human immunodeficiency virus. Bacterial cysteine proteases are produced by clostridium histolyticum, streptococcus pyogenes and porphyromonas gingivalis. A number of protozoan parasites, including leishmania tropica and trypanosoma cruzi which is the causative agent of American trypanosomiasis also produce cysteine proteases. These proteases play a role in the replication or growth of the pathogen and are able to degrade host tissue to obtain nutrients or to facilitate host tissue invasion. Human malarial parasites also produce cysteine proteases, which are involved in the invasion and rupture of red blood cells, resulting in anaemia. As illustrated by these examples, cysteine proteases are utilized by a wide variety of human pathogens, making their control an issue of medical importance.

Cystatins: Inhibitors of Cysteine Proteases—

        Protease inhibitors play an important physiological role in the regulation of proteases in both endogenous or disease situations, making them potentially valuable therapeutic agents in the battle against disease and infection. Cysteine protease inhibitors, specifically inhibit cysteine proteases. They constitute an essential regulatory step in the control of cysteine proteases, and are therefore important for maintaining cellular health.

        The cystatin super family is one example of cysteine protease inhibitors. Most cystatins are reversible, tightly binding competitive inhibitors of cystein proteases which form complexes with their target enzymes. Cystatin C is a small protein that appears to be an important inhibitor of cysteine proteases. Currently, it is the most frequently investigated cysteine protease inhibitor family member, due to its involvement in the regulation of tumor invasion and metastasis, inflammation and some neurological diseases. In these diseases, a pathological state results from a disruption of the fine balance between the cysteine proteases and their inhibitors. Due to their potentially profound effects, cystatin C and other cysteine protease inhibitors are currently being tested for various medical applications.

The Kaizen Technology—

        At present, the commercial production of cystatins is difficult and expensive, as cystatin enzymes are unstable and and lose activity when exposed to unfavorable conditions. Available commercial sources of cystatins are isolated from biological materials such as egg whites by Sigma Corporation, human plasma by ANAWA Immunochemicals, Inc., or urine of patients with chronic renal tubular proteinuria by Research Diagnostics, Inc..All such sources are expensive, ranging from $200 to $350 per milligram as shown in Table #2, thereby prohibiting widespread use. Kaizen has overcome this obstacle by producing low-cost, human cystatin C on a small scale using a yeast expression system, which also enhances activity and stability against heating and degradation. In addition, Kaizen has achieved a high level of protein purity, making it appropriate for many commercial applications should the level of protein purity be maintained upon scale up of production.

        Kaizen used conventional molecular biology techniques to introduce specific mutations in human cystatin C. When expressed in the yeast pichia pastoris system, the human cystatin C was glycosylated. Glycosylation is a process that adds sugar residues to proteins. The process of glycosylation increased the human cystatin C stability. After purification, the human cystatin C is estimated to be over 95% pure, without any visible contaminants, degradation products, or truncation products.

        The mutated human cystatin C represents a more economical form of manufacture, which could support broader commercial applications beyond the research sector. The system utilized in Kaizen's low-cost recombinant human glycosylated cystatin C production process offers several advantages over other expression systems including:

  •
  High expression levels (one gram per liter);

  •
  Easy scale-up in fermentors (from one liter to 10,000 liters); and

  •
  Inexpensive growth medium (one liter of medium costs less than $1).

Biological activities and applications of cystatins

        Cysteine proteases and cystatins are abundant and have activities in almost all biological systems. Not only are they an integral part of the balance in normal cellular processes, but make an enormous contribution to infection and disease pathology. Many of the potential applications of cystatins are outlined in the following sections, and include:

  •
  Use as an anti-viral agent;

  •
  Use as a therapeutic or anti-infective agent;

  •
  Control of tumor growth and metastasis;

  •
  Control of disease pathology; and

  •
  Use in various food additives.

        As additional applications for cystatins are discovered, the market for cystatins is expected to grow exponentially.

Anti-viral Agent—

        Much attention has been focused on the antiviral effects of protease inhibitors, as many viruses require protein cleavage to become mature and infectious. Studies indicate that cystatins possess antiviral activity that combat viruses including poliovirus, rhinovirus, coronavirus and herpes simplex virus. Egg white cystatin and human cystatin C inhibit virus production from poliovirus-infected cells without any detrimental effects on the cells themselves. |The replication of rhinovirus type 1A (the common cold virus) is inhibited by egg white cystatin, the replication of coronavirus and herpes simplex virus is blocked by cystatin C and cystatin S. These studies demonstrate that cystatins have strong potential as anti-viral agents.

Therapeutic Anti-infective Agent—

        Cystatins have antibacterial activity, as demonstrated by the fact that the growth of porphyromonas gingivalis, a major oral pathogen, is inhibited by several cystatins. In addition, a peptide that mimics the protease binding site of cystatin C displays specific antibacterial activity against group A streptococci. Mice treated with this cystatin-like peptide were protected against lethal doses of this pathogen. Various studies have demonstrated that cystatins exert anti-parasitic effects against pathogens including schistosomiasis, amoebiasis, trypanosomiasis, malaria and Entamoeba histolytica. These studies imply that cystatins may have applications as therapeutic or anti-infective agents.

Control of Tumor Growth and Metastasis—

        Cysteine proteases play several roles in tumor growth and metastasis. Cysteine proteases have been implicated in cancer malignancy by activating pro-proteases like pro-urokinase and the precursors of metalloproteinases. Cysteine proteases present in the plasma membrane protrusions of cancer cells may facilitate tumor outgrowth through the degradation of stromal tissues and basement membranes. In addition, cysteine proteases can also interfere with chemotherapy through inactivation of the anti-tumor drug bleomycin. By inhibiting the activity of cysteine proteases, cysteine protease inhibitors block with the processes of tumor growth and metastasis.

        Cystatins are actively being investigated as anti-tumor and anti-metastatic agents. It has been proposed that the progression of malignant tumor cells is associated with an altered ratio of inhibitor to cysteine protease, resulting in increased effective activities of the cysteine proteases. Recently it was demonstrated that increased expression of cystatin C inhibits motility and in vitro invasiveness of B16 melanoma cells supporting the hypothesis that cystatins play a role in the maintenance of cell differentiation.

Control of Disease Pathology—

        Proteases and cystatins have recently been implicated in a wide variety of human diseases. Proteases are thought to play a role in diseases such as muscular dystrophy, cancer, autoimmune disorders and Alzheimer's disease. In addition, cysteine proteases play an important role in inflammatory diseases like psoriasis, multiple organ failure, bronchiectasis, emphysema and arthritis. Their involvement is either direct, by tissue degradation, or indirect, by activation of pro-inflammatory mediators and other proteolytic enzymes.

        The studies implicating cystatin C in disease processes are varied and numerous. The cystatin C gene known as CST3, has recently been implicated as a susceptibility gene for late-onset Alzheimer's disease, especially in patients aged 75 years and older. In addition, decreased levels of cystatin C in cerebrospinal fluid may indicate the presence of neurologic diseases such as Guillain-Barre syndrome, chronic inflammatory demyelinating polyneuropathy and multiple sclerosis. Several studies have demonstrated that CPIs can limit tissue destruction in rheumatoid arthritis.

        A definite link between cystatin C activity and tissue damage and disease pathology has clearly been established, although the exact role for this inhibitor is not defined. More research needs to be done to delineate the precise contribution that cystatin C may make towards disease prevention.

Food Additives—

        Enzymatic modification of food proteins is an important part of the food industry in traditional and high technology food processing, as well as food spoilage. The food production industry currently uses protease inhibitors to control viscosity, elasticity, cohesion, emulsification, foam stability and consistency, flavor development, texture modification, nutritional quality, solubility, digestibility and extractability. Among enzymatic food protein modifications, "limited hydrolysis" is a technique receiving considerable attention as it yields products with improved properties and added value. Enzymatic protein hydrolysis is controlled in several ways, including the choice of enzymes with appropriate specificity, and inactivation of the enzyme at an appropriate time with heat, pH, ionic strength or by the addition of specific enzyme inhibitors. Uncontrolled or prolonged protein hydrolysis often results in the formation of bitter flavor, loss of desired structural and functional properties, and decreased food value. Considerable attention has recently been given to the use of cystatins, both to protect crops and as a food processing aid. As a result, there is enormous economic potential for the use of cystatins to control protein hydrolysis in food processing. Further research may identify new inhibitors, assess the influence of protease inhibitors on human digestive physiology, and help to understand the modes of action and kinetic properties of proteases in food products. This research will expand the possibilities of using alternative protease inhibitors in practical food applications.

Markets

        Newtech is involved in the manufacture, sales and marketing of a technology known as "glycosylated cystatins." Currently, Newtech is involved with the ongoing administration of the project. The company intends to provide up to $2 million for research and development and patent costs to commercialize the technologies. Newtech intends to assist in developing the technologies to the point where the potential uses of cystatin are clear. The company anticipates that it will then identify and initiate strategic partnerships to assist in completion of pre-clinical and clinical trials. It is the company's intention that contract manufacturing organizations will be contracted to produce and ship the product. Newtech also intends to identify potential partners for sublicensing the technologies.

        Newtech and Kaizen anticipates that it will continue to manage various patent issues and filings as appropriate. Kaizen intends that it will also continue ongoing research to scale-up the technology for the commercialization of cystatin C in the research laboratory market. In addition, Kaizen intends to collect data on the potential uses of cystatin prior to pre-clinical trials using the facilities at the University of British Columbia.

        An independent consulting company has prepared a preliminary market assessment report for Kaizen to assist the company in assessing the overall general market sectors for their technologies. See Exhibit 99. Newtech has adopted the recommendations of the study, and upon securing financing, the company intends to complete a more comprehensive independent market assessment to assist in clarifying the market opportunities for the product. This assessment will provide strategic analysis of the size of the potential market niches, estimated penetration rates and estimated revenue streams for the next 5 years.

        A significant commercial opportunity potentially exists for the company given that existing sources of human cystatin C prepared from urine and plasma are more costly than Kaizen's product. As described earlier, cysteine protease inhibitors are currently under evaluation for a number of potential medical and nutritional applications. Because Kaizen has achieved a high level of human cystatin C protein purity, the company believes there is potential for multiple commercial applications.

        The key potential market segments for human cystatin C technology were identified in an independent market assessment of research and technology report prepared for Kaizen in February 2001. The report was jointly funded by the National Research Council of Canada through its industrial research assistance program. The key market segments identified in the study include the strategic research chemical industry, the biopharmaceutical industry, and the food additives industry. The report recommended that Kaizen would best consider a two-tiered market entry strategy, pursuing out-licensing agreements with:

  •
  First, the strategic research chemicals industry; and

  •
  Subsequently, the biopharmaceutical and food additives industry.

The Strategic Research Chemical Industry—

        The company intends to initially target the research chemical market because an established market already exists for cystatin C. Upon completion of the initial round of financing, the company will attempt to complete scale-up and purification of the human cystatin C technology on a high volume basis. See item 6—milestone 2. This residual human cystatin C is to be sold to the research chemical industry. The company believes this strategy will allow the company to generate a revenue stream to support further research and development activities leading to the use of human cystatin C in the biopharmaceutical and food additives sectors.

Current Market Conditions

        According to Chemical World Magazine survey, total spending on research and development chemicals increased 3.5%, to $8.3 billion in the year 2000. This market, however, is highly fragmented and dominated by a few major corporations.    Sigma Corporation alone has over 85,000 products generating $715 million in revenue.

        Because only a few large corporations are currently producing cystatin C for use in the research chemical market, no precise usage statistics are available, however, management believes the outlook for the human cystatin C market is favorable given recent scientific discoveries and the number of emerging applications for the enzyme inhibitor. These discoveries and new applications are expected to create a high demand for human cystatin C within the research chemical sector.

        The company believes there will be strong demand for its human cystatin C product as increasing demand for cystatins within the research community can be demonstrated based on an increase in related scientific publications indexed in "PubMed," the National Library of Medicine. Recent searches using the keywords "cystatin C", "cysteine proteases", "cysteine protease inhibitors", showed that the number of papers published with these key words has been increasing each year. The results are shown in Table #1.

        The number of papers published represents only a small proportion of the actual research being performed in an area at any one time. The numbers in Table #1 are in no way meant to represent the level of research being done in this area, but are shown to illustrate a trend in increasing research activity using cystatins.

Table #1

Year	Keyword: Cystatin C	Keyword: Cysteine Proteases	Keyword: Cysteine Protease Inhibitors
2000	60	2549	588
1999	57	2050	545
1998	43	1544	576
1997	35	1239	437

Regulatory Environment

        With regard to the regulatory environments associated with each of the human cystatin C applications, the strategic research chemical industry potentially presents the best commercial avenue for development of the human cystatin C technology; this is due to the minimal investment in time and funding required to produce a commercial application relative to the other industry sectors. To the best of the company's knowledge, no testing or certification is required in order to sell human cystatin C to research chemical retailers. As a result, the company believes producing human cystatin C for the research chemical industry represents the fastest and most profitable market entry strategy for the company, allowing it to generate revenues that can be used to fund further research and development initiatives. The development time for market entry of human cystatin C into the research chemical sector is estimated to be eighteen months; The company anticipates the timeframe will enable Kaizen to establish the desired level of purity and quality of the manufactured product. Concurrently, the company expects the exact manufacturing formula to be determined with regard to precise concentrations and levels of enzymatic activity.

Market Entry Strategy

        The company notes that the time and costs necessary to commercialize the human cystatin C technology are somewhat dependent on the level of complexity associated with downstream purification and manufacturing scale-up. Once these objectives have been achieved, management anticipates actively marketing its human cystatin C product within the scientific community. In doing so, the company expects to utilize the following strategies:

  •
  Use scientific publications and research conferences to publicize and heighten awareness of Kaizen's technologies;

  •
  Use word of mouth among the scientific community;

  •
  Develop local and international partners;

  •
  Develop a reputation for purity and high quality product; and

  •
  Investigate other technology licensing options.

Manufacturing and Distribution Channels

        The company plans to out-source the scale-up and purification of its human cystatin C technology, and intends to use a combination of in-house expertise and contracted resources to manufacture and distribute its applications. The company is optimistic that this strategy will allow the company to penetrate markets rapidly in a cost-effective manner while retaining control of its proprietary technologies and technical expertise, and to take full advantage of the marketing leverage offered by well-established distribution companies. While this approach to commercialization is the most efficient from the standpoint of the company's existing resources, it is recognized that a portion of margins will be forfeited through out-sourcing activities. The company believes this is acceptable given the enormous capital expenditures that would be required to carry out such tasks in-house.

Product Positioning and Pricing

        Based on analysis of the market and the fact that no similar method is currently being used for commercial production, the company expects the Kaizen human cystatin C technology to obtain a strong market share in the research chemical market. Cystatins have diverse applications as therapeutic or preventative agent in infections and against food spoilage. While the company believes many of these applications are promising, they require further research. If any of these applications is proven worthy, then demand for cystatin C will probably increase exponentially.

        While precise figures regarding the worldwide market for cystatin C do not exist, management has been able to identify 3 commercial sources of cystatin C. These are shown in Table 2, and include the manufacturer, protein source, and estimated retail price per mg.

Table #2

Company	Source of cystatin C	Current Retail Price
Sigma Corporation (USA)	Egg White (85-95% pure)	$231/mg
ANAWA Immunochemicals, Inc. (Switzerland)	Human plasma (>99% pure)	$226/mg
ANAWA Immunochemicals, Inc. (Switzerland)	Egg White	$256/mg
Research Diagnostics, Inc. (USA)	Urine of patients with chronic renal tubular proteinuria. *(>96% Purity)	$350/mg* $250/mg

        Due to Kaizen's relatively low cost of production, approximately $0.10/mg (the cost of raw materials and wages to produce in a research laboratory; excludes packaging, distribution, capital assets, and other direct costs which would otherwise be required if produced commercially); and the potentially high demand for the product, the company expects product pricing to be market-driven as opposed to cost-driven. Factors influencing market pricing will be:

  •
  The price of the product compared with competitive products; and

  •
  Increasing market demand for expanding research applications.

        Based on current market data, anticipated pricing for the human cystatin C could be as high as $350 per mg, and still remain competitive with other products. In order to increase and promote consumption of Kaizen's human cystatin C, larger amounts could be offered for sale with volume discounts.

The Biopharmaceutical Industry—

Current Market Conditions

        Based on information derived from the report the global biopharmaceutical industry is currently valued at $307 billion and is projected to grow at 8% per annum, through the year 2002. As identified in the MART, the key potential worldwide therapeutic market segments for the Kaizen technology include: antiviral, antibacterial, anti-malarial, cancer therapy, osteoporosis therapy and alzheimer's therapy. These are valued at $6 billion, $19.8 billion, $139 million, $10 billion, $3.4 billion and $461 million, respectively. All of these markets represent research growth sectors. Cystatin C and other cysteine protease inhibitors are currently under evaluation for various potential medical applications. Most research, at present, is still at the pre-clinical stage of development. The company expects cysteine protease inhibitors will continue to be actively studied for new medical therapeutic applications, and as such present varied avenues for commercial development in the biopharmaceutical industry sector.

Regulatory Environment

        In order to enter the biopharmaceutical market, Kaizen's human cystatin C would need to obtain approval as a new drug. This is a time consuming and very expensive process. Historically, only 10% of drugs tested in humans makes it through the development and approval process, and only 30% of those approved generate enough sales to cover the average cost of development.

        After a compound has been identified as having some form of therapeutic efficacy and compound stability and scale up has been started, the drug moves into regulatory clinical testing. A drug must pass through a multi-staged clinical trials process prior to filing for food and drug administration approval. The average cost for the entire process for a single drug is estimated at $500 million. On average, it takes twelve to fifteen years for a drug to make it to market. Statistically, only one of every thousand compounds that are evaluated even progress to human testing. Of these, only 1 of every 5 drugs gets approved. Below is a brief outline of the drug discovery timeline for a single pharmaceutical. Notice should be taken that a pharmaceutical may be cancelled at any stage along the path, even after receiving food and drug administration approval, if adverse effects are discovered.

Note:—I.N.D.—new investigational drug

Pre-Clinical Testing:

  •
  Years: 1 - 3.

  •
  Test Population: laboratory and animal studies.

  •
  Purpose: assess safety and biological activity.

  •
  Success Rate: 1/1000.

  •
  Estimated Cost: up to $200 million

Clinical Trials Testing (3 Phases)

  •
  Total Time: 2 - 10 years.

  •
  5 Drugs enter clinical trials from pre-clinical testing.

  Phase I:

    •
    Test Population: 20 - 80 healthy volunteers.

    •
    Purpose: determine safety and dosage.

    •
    Estimated Cost: $10 - $20 million

  Phase II:

    •
    Test Population: 100 - 300 patient volunteers.

    •
    Purpose: evaluate effectiveness; look for side effects.

    •
    Estimated Cost: $20 - $40 million

  Phase III:

    •
    Test Population: 1,000 - 3,000 patient volunteers.

    •
    Purpose: verify, monitor adverse reactions from long-term use.

    •
    Estimated Cost: up to $150 million

        The company intends to continue with pre-clinical trials of human cystatin C to add value to the production technology and at the same time, anticipates identifying potential corporate partners to support and complete clinical large-scale trials.

Market Entry Strategy

        The costs to commercialize a product in this sector are the highest of any sector, due to the extensive human clinical program involved. On average, drug development costs may be as high as $500 million, over a twelve to fifteen year development period. The return on investment in this sector, for a drug satisfying largely unmet market needs, is likely to exceed those realized in other sector applications for the Kaizen technology. For example, the protease inhibitor Crixivan produced revenues in excess of $500 million in less than 3 years on the market. The company anticipates anti-infective and cancer treatment segments may offer the greatest potential for cystatin C, given the unmet market needs and the level of ongoing cysteine protease inhibitor research and development efforts.

        The biopharmaceutical industry represents the most varied avenue for development and commercial potential but also presents the greatest funding challenge. It is the company's intention to out-license opportunities in this industry to yield the greatest returns, based on the level of profitability of the industry. Currently, three pharmaceutical companies sell cystatin C, Sigma Corporation, ANAWA Immunochemicals, and Research Diagnostics Inc. These companies represent viable targets for licensing out manufacturing activities.

The Food Additives Industry—

Current Market Conditions

        In the food processing industry, cystatin C is already under investigation to determine the extent to which it can prevent the spoilage of foodstuffs. Essentially, any food rich in protein could be a target commercial application for cystatins due to its ability to prevent the enzymatic degradation associated with food spoilage.

Regulatory Environment

        In order to enter the market as a food additive, Kaizen's technology must satisfy the pre-marketing regulatory requirements of the Canadian Food and Drug Act, as enforced by the Canadian Food Safety and Inspection Agency and the Center for Food Safety and Applied Nutrition in the US.

        The Center for Food Safety and Applied Nutrition ensures that the use of food and color additives in the US are safe for consumption. In addition, the Center for Food Safety and Applied Nutrition implements notification programs for generally recognized as safe substances and many food contact substances. The federal regulations are outlined in food additive petition regulations for submitting petitions, 21 CFR Part 170. In general, toxicological studies need to be performed to determine the maximum dosage level that produces no observed adverse effect and to establish the "acceptable daily intake for man." These studies can take up to 2 years, with an additional year for submission and review. The market assessment of research and technology report estimated that the development costs, including the research and manufacturing process, could be up to $200 million over an estimated time to market of 4 to 7 years. The company intends to begin preliminary in-vitro toxicological studies prior to out-licensing the technology.

Market Entry Strategy

        Margins in the food additives sectors will largely be dependent upon the manufacturing efficiencies (i.e. ease and cost of production) achieved and to a lesser degree, the level of consumer acceptance and time to market. The company anticipates that licensing the technology will be as the most appropriate course for development and commercialization.

Competition

        In order to reduce the competitive forces, the company intends to enter into long-term contracts with strategic partners.

        The company management has been able to identify several companies and universities around the world that are conducting research into the production of cystatin C. While these groups are actively working on attempts to purify and characterize the enzyme inhibitor, none have successfully purified an active form of the enzyme inhibitor that would be suitable for commercialization. The competitors (not all inclusive) identified are listed in Table #3 along with a brief description of their technology and the stage of development.

Table #3

Company/University	Technology Description
Incyte Pharmaceuticals (United States)	Developing human cystatin-like protein and cystatin-encoding polynucleotides. Also developing a method for genetically engineered expression vectors to produce cystatin in host cells.
Oregon State University (United States)	A cDNA encoding the cysteine proteinase inhibitor cystatin has been isolated from trout. The encoded cystatin protein may inhibit cysteine proteases in food processing, for example during surimi production.
University of Lund (Sweden)	Using E. coli to express cystatin C DNA mutants.
National Taiwan Ocean University (Taiwan)	Using P. pastoris for high-level production of unmutated recombinant chicken cystatin C
Agricultural University of Wroclaw (Poland)	Extraction of cystatin from chicken eggs

Table 3—Information provided by Dr. Shuryo Nakai

        In addition to the companies identified in Table #3 that are working to purify and characterize the enzyme inhibitor, a number of companies are also testing protease inhibitors in human disease. Table #4 provides a list of clinical trials being conducted for various protease inhibitors identifying the indication, drug type, company, and phase of trials. Table #4 demonstrates that various protease inhibitors may have significant potential for the treatment of a variety of human diseases, supporting the company assertion that cystatin C may have significant potential as a therapeutic drug in the future.

Table #4

Indication	Drug type	Company	Phase
HIV/AIDS	Protease inhibitor	Pfizer	II
		Bristol Myers Squibb	II
		Triangle Pharmaceuticals	I & II
		Roche	III
	Non-peptide protease inhibitor	GlaxoSmithKline	III
		Boehringer Ingelheim	II
Hepatitis C	Protease inhibitor	Vertex Pharmaceuticals	Pre-clinical
Rhinovirus	Protease inhibitor	Pfizer	II
Inflammation	Matrix metalloprotease Inhibitors	Cell-Tech, Inc.	Pre-clinical / Phase I
Pancreatitis	Serine protease inhibitor	AstraZeneca	Pre-clinical
Lung Cancer	Matrix metalloprotease inhibitors	Cell-Tech, Inc.	II
		Bristol Myers Squibb	II
Brain Cancer	Matrix metalloprotease inhibitor	Pfizer	II

Newtech Operations and Business Relationships

        Kaizen brings the company a fully functional research and development biotechnology package. Future employees of Kaizen are expected to be primarily involved in research, development, and production.

        The company is not subject to any collective bargaining agreement.

        The company expects to have a small, in-house accounting staff to handle billings, collections, payables, payroll and bookkeeping duties. Initially, billing and collections will primarily relate to the research chemical sector for direct sales and/or royalties from sub-licensing. Royalty fees will require prompt monthly payment, therefore, it is anticipated that receivables will be kept to a minimum. The company may, from time to time, choose to engage independent consultants who have expertise in related businesses and in other forms of biotechnology.

        A combination of in-house expertise and contracted resources will be used to manufacture and distribute the company's applications for the research chemical sector. This strategy will allow for the rapid penetration of markets in a cost-effective manner while retaining control of its proprietary technologies and technical expertise, and to take full advantage of the marketing leverage offered by well-established distribution companies. While this approach to commercialization is the most efficient from the standpoint of the company's existing resources, it is recognized that a portion of margins will be forfeited through out-sourcing activities. The company management believes this is acceptable given the capital expenditures that would be required to carry out such tasks in-house.

        The company plans to initiate pre-clinical trials with the intention of out-licensing to a company with the resources to continue large-scale clinical trials. The company intends to continue with pre-clinical trials of human cystatin C to add value to the production technology and at the same time, will identify potential corporate partners to complete clinical trials.

        Currently, there are no existing supply contracts to which the company is committed. The company does not expect to be dependent on any individual suppliers for essential raw materials, energy or other products. However, the company may be required to pay royalties for certain licensed processes used in the manufacturing of its product. RCT, a company that owns the rights to the pichia pastoris system, will charge a royalty on any commercial application of three to five percent, plus up-front payments, on antibiotic production for human use, although it may be possible to negotiate this royalty downward for cosmetic or food use.

        The company anticipates that it will voluntarily file periodic reports as required by the Securities and Exchange Act of 1934 (the "1934 Act"), even if its statutory obligation to file such reports is suspended thereunder. The public may read and copy any materials the company files with the U.S. Securities and Exchange Commission (the "SEC") at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may also call the Public Reference Room at 1-800-SEC-0330. The public may also obtain any materials the company files electronically with the SEC at the SEC's website http://www.sec.gov.

Proprietary Information

        The company has not yet commenced operations and is dependent on proprietary information and/or licensing agreements.

        Protection of intellectual property is of critical importance to the company. Kaizen has filed patents in North America and Europe. It is not known at this time whether Kaizen will be granted all, some or none of the patent filings. The commercial success of the company may also depend upon its products and/or processes not infringing any intellectual property rights of others and upon no such claims of infringement being made

        The company anticipates using partial proceeds from the current round of financing for patent protection in North America and Europe. The company is also protecting its proprietary knowledge and intellectual property by requiring all consultants, contacts, and potential investors to enter into non-disclosure agreements.

Government Regulations and Legal Uncertainties

        To the management's knowledge, the company's human cystatin C product intended for the research chemical sector is not subject to material regulations. However, once the company's products are developed for the biopharmaceutical and food additive markets, the company anticipates it will be subject to various governmental regulations. In Canada, the company's operations are subject to health regulations within the various provinces in Canada. In the United States, the company's operations are subject to the regulations enacted by the U.S. Department of Health. The operations of the company may also require licenses and permits from various governmental authorities. There can be no assurance that the company will be able to obtain all necessary licenses and permits that may be required to carry out its business plan. See section on markets.

Risk Factors

        No depth of management:    The company is almost exclusively dependent on the efforts of its officers and directors, Terry Woo and Chui Keung Ho and has no depth of management.

        Company's dependence on one researcher:    The company's success is dependent, to a large degree, upon the efforts of its head researcher, Dr. Shuryo Nakai. The loss or unavailability of Dr. Nakai could have an adverse effect on the company. At the present time, the company does not maintain key man life insurance policies for this individual. Also, the continued success and viability of the company is dependent upon its ability to attract and retain qualified personnel in all areas of its business, especially management positions. In the event the company is unable to attract and retain qualified personnel, its business may be adversely affected. There are currently no employment agreements in place.

        Company's current officers lack biotechnology experience:    The company's present management structure, although adequate for the early stage of operations, will likely require significant augmentation as operations commence and expand. The ability of the company to recruit and retain capable and effective individuals is unknown, although there are many such people within the industry worldwide. The company's current officers have no prior experience in the biotechnology industry. The loss of the services of its current officers, or the inability of the company to attract, motivate and retain highly qualified personnel in the future, could, if and when the company commences operations, have a materially adverse effect upon the company's operations.

        Conflicts of interests:    There are various interrelationships between the officers and directors of the company which create conflict of interest that might be detrimental to the company. The officers and directors will not be able to devote full time to the affairs of the company as each has other business interest to which the devote some of their time.

        Possibility of increase in company's expenses:    Pursuant to the company's articles of incorporation, the company's management is indemnified by the company against liabilities for any act performed in their capacity as agents of the company to the maximum extent permitted by Nevada law. Amounts paid in satisfaction of such indemnification obligations will increase the company's expenses, and negatively impact its operating results.

        No guarantee of company's growth:    There can be no guarantee that the company will experience significant growth because it has been in operation since 1998, and to date, has achieved minimal results. During the twelve months ended August 31, 2002, the company experienced a net loss of $252,690, as compared to a net loss of $167,562 for the year ended August 31, 2001. During the three months ended August 31, 2002, the company experienced a net loss of $55,224, as compared to a net loss of $77,552 for the three months ended August 31, 2001. The net losses for the past four fiscal year ends were: fiscal year ended August 31, 2002 was $252,690; fiscal year ended August 31, 2001 was $167,562; fiscal year ended August 31, 2000 net loss was $126,944; fiscal year ended August 31, 1999 net loss was $134,464. The accumulated deficit from inception through August 31, 2002 was $681,660. Based upon the current cash on hand, the company can continue to operate for approximately 12 months.

        No assurance of profitability:    The company has three years of operating history with minimal results upon which to base an evaluation of its business and prospects. Operating results for future periods are subject to numerous uncertainties. These uncertainties include such critical factors as historically minimal profits and uncertainty as to actual demand for its products. There can be no assurance that the company will achieve or sustain profitability on an annual or quarterly basis. The company's prospects must be considered in light of the risks encountered by companies in early stage of development, particularly companies in new and rapidly evolving markets. Future operating results will depend upon many factors, including the demand for the company's pre-clinical cystatin products, the level of product and price competition, and the company's success in attracting and retaining motivated and qualified personnel.

        No assurance of future financing:    The company may not be able to raise additional funds for expansion and/or growth; and, if not available, the shareholders may lose their entire investment. Additional financing may come in the form of securities offerings or from financing. If additional shares are issued to raise capital, existing shareholders will suffer a dilution of their stock ownership in the company, however, the book value of their shares will not be diluted, provided additional shares are sold at a price greater than that paid by shareholders. Management currently does not anticipate that subsequent offerings will dilute the book value of its common stock. In the event the company has not achieved certain milestones, or consummated the $3.0 million financing by May 31, 2004, the company will have (i) severe cash flow and liquidity problems, and (ii) may cease at that point to be viable commercial entity.

        No assurance of internal growth:    There is no assurance that the company will be able to grow internally to the level that would be necessary to support a higher level of sales.

        Uncertainty of biotechnology marketplace:    The company intends to enter into markets that are difficult to predict in terms of the level of demand for the company's product and/or processes. In addition, such markets are or likely will be subject to intense competition from both private and public businesses nationally and/or around the world, many of whom have greater financial and technical resources than the company. Such competition as well as any future competition may adversely affect the company's success in the marketplace. There can be no assurance that the company will be able to successfully compete therewith.

        Company's dependence on new/developing technologies:    The company will be relying upon new and developing technologies. The company's applications under development are based on technologies that are relatively new to the market. As a result there remains a risk associated with the timing of the completion of the human cystatin C technology and the acceptance in the scientific marketplace. The technology necessary to create products and processes such as the ones the company might be offering potentially exists today and is readily accessible. However, the cost and time investment necessary to participate in biotechnology research and development provide some barriers to entry.

        Uncertainty of patent applications:    Kaizen has filed patents for North America and Europe for modified, glycosylated, heat-stable cystatins and methods of making and using these cystatins. It is not known at this time whether Kaizen will be granted all, some or none in the patent filing. The commercial success of the company may also depend upon its products and/or processes not infringing any intellectual property rights of others and upon no such claims of infringement being made.

        Government regulation:    The company's business activities may be affected in varying degrees by political instability and changing government regulations relating to the industry. Any changes in regulations or shifts in political conditions are beyond the control of the company and may adversely affect its business. Operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, income taxes, expropriation of concession, environmental legislation, and safety. The effect of all of these factors cannot be accurately predicted.

        Fluctuation of foreign currency:    The company's potential operations make it subject to foreign currency fluctuation and such fluctuation may adversely affect the company's financial position and results. Management will undertake to hedge currency risks by negotiating its joint venture agreement cash receipts in U.S. dollars. There can be no assurance that steps taken by management to address foreign currency fluctuations will eliminate all adverse effects and accordingly, the company may suffer losses due to adverse foreign currency fluctuation. Such fluctuations may also influence future contribution margins.

        Uncertainty of governmental licenses and permits:    The operations of the company may require licenses and permits from various governmental authorities. There can be no assurance that the company will be able to obtain all necessary licenses and permits that may be required to carry out its plan.

        Uncertainty of company's future financial performance:    To proceed to attempt to implement its goals, the company will rely on internally prepared forecasted financial statements, which are predicated on certain assumptions, including assumptions of revenue and expense and the occurrence of certain future events, which in turn were based on management's considered assessment of prevailing conditions and management's best estimates of future events. Should, for example, product yields or prices deviate from the levels assumed in the internal forecasted statements, then the company's projected revenue and profits will be adversely affected. Similarly, should the company's actual costs exceed the assumed levels, then the impact on the company's projected profits would likewise be adverse. In the final analysis, the return to shareholders will in large part be determined by management's ability to execute the company's plan as projected, and there can be no assurances provided of their success with respect thereto. There can be no assurance whatsoever as to the future financial performance of the company. They are based upon current information and certain extrinsic factors, some of which are beyond the control of the company, and/or subject to various assumptions, such as the company's ability to obtain additional financing and its ability to implement its plan.

        Company's limited cash:    The company has a limited cash position and there is no assurance that the company will be able to meet its future capital requirements.

        Company's limited sources of operating cash:    The company currently has limited sources of operating cash flow to fund future projects or corporate overhead. The company has limited financial resources, and there is no assurance that additional funding will be available. As of the twelve months ended August 31, 2002, the company has current cash of $156,540. Currently, the company is able to operate for approximately 12 months. The company's ability to continue to operate will be dependent upon its ability to raise significant additional funds in the future.

        No assurance of dividends:    The company does not pay a cash dividend to shareholders and current shareholders and future shareholders cannot be assured that the company will pay a dividend in the future.

        The company does not presently intend to pay cash dividends in the foreseeable future, as any earnings are expected to be retained for use in developing and expanding its business. Further, the actual amount of any potential future dividends received from the company will remain subject to the discretion of the company's board of directors.

        Dilution of common stock:    Dilution could occur to existing and future shareholders because the company is authorized to issue up to 30,000,000 shares of common stock. The company has not authorized any preferred stock.

        Lack of public market for common stock:    There is not now, and may never be, a public market of any kind for the securities issued by the company, including the shares. There is no assurance that the price of the shares in any market that may develop will be greater than the offering price. As a result of these factors, shareholders may not be able to liquidate their investment.

        Penny stock:    The securities of the company are in the "penny stock" classification and there are risks including, but not limited to, lack of liquidity in the market for the company's stock to the shareholders as a result of this classification.

        The company's stock is subject to "penny stock" rules as defined in the 1934 Securities and Exchange Act rule 3151-1. The Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. The company's common shares are subject to these penny stock rules. Transaction costs associated with purchases and sales of penny stocks are likely to be higher than those for other securities. Penny stocks generally are equity securities with a price of less than U.S. $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

        The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.

        In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the common shares in the United States and shareholders may find it more difficult to sell their shares.

        Unforeseen risks:    There are no assurances that the company will be able to satisfy all such conditions precedent within the prescribed time limits. In addition to the above risks, businesses are often subject to risks not foreseen or fully appreciated by management. In reviewing this document, potential investors should keep in mind other possible risks that could be important. Each prospective investor should carefully consider the foregoing risk factors and consult their own professional advisors to assess income tax, legal and other aspects of an investment in shares.

Significant Customers and/or Suppliers

        The company has no significant customers and/or suppliers.

Employees

        As of November 15, 2002, the company has no employees. The company does not employ full-time or part-time employees.

        The company anticipates that, if and when the company becomes fully operational, the company and Kaizen expects to hire additional employees. Specifically:

  •
  A chief executive officer with expertise in biotechnology field;

  •
  A sales and marketing manager;

  •
  One administrator/bookkeeper;

  •
  Two lab technicians; and

  •
  Two researchers.

ITEM 2. DESCRIPTION OF PROPERTY

        The company's corporate offices are located at 841 West Broadway, Suite 200, Vancouver, British Columbia, Canada V5Z 1J9. Pursuant to a contract, Joist Management Ltd. provides administrative and general office services to the company and receives an annual fee of $120,000, of which $800 per month, or a total of $9,600 per year is considered to be a fee for rent. The corpoate offices are in good condition. Kaizen's laboratory, operates from its rent free facility at the university. Management believes that this space will meet the company's needs for the foreseeable future. The company plans to move to different facilities when the $3.0 million financing is consummated which is anticipated to be on or before May 31, 2004. The company has no investments in real estate, securities, or other forms of property other than that disclosed in the company's consolidated financial statements. See Financial Statements.

        In order to reduce capital requirements, the company does not plan to establish in-house pharmaceutical research or development facilities. Instead, management intends to utilize the expertise of consultants and research laboratories that have the required regulatory approvals to conduct the manufacture of drug formulation, and have existing sales and marketing divisions to market Kaizen's human cystatin C application. The company intends to retain control over the product development program, while contracting out manufacturing activities, pre-clinical studies, clinical trials, and regulatory approval components. The proposed corporate structure is intended to reduce expenditures and funding requirements, allowing available resources to be allocated towards pre-clinical trials.

ITEM 3. LEGAL PROCEEDINGS

        The company is not aware of any pending or threatened legal proceedings as of the date of this Annual Report. Further, the company is not involved as a plaintiff in any material proceeding or pending litigation.

        The company knows of no active or pending proceedings against anyone that might materially adversely affect an interest of the company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        On August 31, 2002, an annual meeting of shareholders was held to elect two directors, Terry Woo and Chui Keung Ho. There were no other directors whose term of office continued after the meeting. 6,412,000 votes cast were for the election of Messrs. Woo and Ho as directors of the company. There were no votes against the election, however 4,648,000 votes were not cast for either for or against, abstained or broker non-votes.

        There are no terms of any settlement between the registrant and any other participant terminating any solicitation subject to Rule 14a-11, including the cost or anticipated cost to the registrant.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        As of August 31, 2002, the Company sought listing of its common stock on the Over-the-Counter Bulletin Board. Subsequent to August 31, 2002, and presently, the company's stock is being traded on NASDAQ's Over-the-Counter Bulletin Board (the "OTC-BB"). The Company began trading under the symbol "NTHR" on October 3, 2002.

        Of 11,060,000 common shares outstanding, 550,000 of these shares are restricted pursuant to Rule 144.

        None of the company's current issued and outstanding common shares are being or has been proposed to be publicly offered by the registrant.

Holders

        The company's common stock is issued in registered form. The following information is taken from the records of Interwest Transfer Co., Inc., located in Salt Lake City, Utah, the registrar and transfer agent for the common stock.

        As of November 15, 2002, there are currently 35 holders of record of common stock for a total of 11,060,000 common shares issued and outstanding.

Dividends

        The company has not declared any dividends since incorporation and does not anticipate that it will do so in the foreseeable future. The present policy of the company is to retain future earnings for use in its operations and expansion of its business.

        There are no restrictions that limit the ability of the company to pay dividends on common equity or that are likely to do so in the future.

Securities Authorized For Issuance Under Equity Compensation Plans

        None of the company's shares are subject to outstanding options or warrants to purchase, or securities convertible into, common equity of the registrant.

Recent Sales of Unregistered Securities

        There have been no sales of any securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Selected Financial Data

        The selected financial data in Table 5 for fiscal 2002, ended August 31, 2002, fiscal 2001, ended August 31, 2001, fiscal 2000, ended August 31, 2000, and fiscal 1999, ended August 31, 1999, was derived from the financial statements of the company which were audited by Mike Bingham & Co., independent Chartered Accountants, as indicated in their report which is included elsewhere in this annual report.

        The selected financial data was extracted from the more detailed financial statements and related notes included herein and should be read in conjunction with such financial statements and with the information appearing under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operation." The financial data is derived from financial statements prepared in accordance with U.S. and Canadian generally accepted accounting principles. There are no significant differences between Canadian and U.S. accounting principles requiring adjustments to the financial statements of the company. See Financial Statements.

        The company has not declared any dividends since incorporation and does not anticipate that it will do so in the foreseeable future.

Table No. 5
Selected Financial Data

	August 31, 2002	August 31, 2001	August 31, 2000	August 31, 1999
BALANCE SHEET AS AT
Cash	$156,540	$86,690	$—	$5,558
Working Capital	(446,410)	(193,720)	(46,158)	91,936
Total Assets	156,540	94,690	22,228	116,636
Shareholders' Equity (Deficit)	(446,410)	(193,720)	(26,158)	100,786
STATEMENT OF LOSS
Revenue	$—	$—	$—	$—
Expenses	252,690	167,562	126,944	134,464
Net Income (Loss for) the Period	(252,690)	(167,562)	(126,944)	(134,464)
Shares Outstanding	11,060,000	11,060,000	11,060,000	11,060,000
Net Income (Loss) per Common Share	(0.023)	(0.015)	(0.011)	(0.12)

Plan of Operations

        The company's plan of operation for the next 12 months is to initially increase the scale-up of its research on human cystatin C. Currently, the company's researchers have been developing the human cystatin C on a small scale and anticipates obtaining greater yields of the human cystatin C.

        During the three months ended August 31, 2002, further testing was being conducted on the raw product for the commercial manufacturing process of cystatin for the research laboratory market.

        The company is currently in its early stage of development, and expects to reach milestones more fully set forth below by entering into agreements with one or more investors or investor groups. The company currently requires a total of $3.0 million in capital to commence operations, which it proposes to raise from overseas financial institutions and/or individuals. There are currently no agreements or understandings with any person or entity with respect to the aforesaid financing.

        The company has identified a number of scientific and financial milestones that must be achieved before the company can commercialize the human cystatin C technology in the strategic research chemical industry, the biopharmaceutical industry and the food additive industry. These milestones include:

  •
  Patent Strategies

  •
  Selection of a large-scale production facility;

  •
  Re-confirmation of purification/activity after scale-up;

  •
  Conducting preliminary toxicology tests;

  •
  Conducting pre-clinical trials confirming anti-bacterial activity;

  •
  Conducting pre-clinical trials confirming anti-tumor activity; and

  •
  Clinical trials and toxicology tests.

        The company believes there are milestones that must be achieved before the human cystatin C technology can be commercialized within a given sector differ considerably. Table #6 identifies those objectives that must be carried out before commercialization can occur in each of the three target markets.

Table #6

        Scientific milestones numbered 1, 2 and 3 are necessary for the company to potentially out-license the human cystatin C technology in the strategic research chemicals industry, the biopharmaceutical industry and the food additives industry. Although the company expects to undertake all identified milestones, the company anticipates that the primary focus will initially be on the research chemical industry. The company believes revenue stream generated from sales of the human cystatin C technology in this sector will then be used to help fund milestones numbered 4 through 6, allowing for entry into the biopharmaceutical industry and the food additive industry. It is anticipated that the company will utilize strategic alliances when entering into both the biopharmaceutical and food additives industries in order to reduce the level of required capital expenditures. Such partnerships, the company believes will also allow the company to achieve a greater degree of market recognition more quickly.

Milestone 1: Patent Strategies

        Kaizen expects to receive approval for its North American patents by July 2003. The patent has been filed in conjunction with the university industry liaison office at the University of British Columbia. While the level of additional capital expenditures required to obtain the patent is somewhat uncertain, costs are not expected to exceed $30,000. In addition, the company intends to use proceeds from the current round of financing to help Kaizen obtain further patent protection in Europe. European patent rights are expected to cost an additional $10,000 and anticipated to take less than three years to obtain. It is intended that these steps will ensure patent protection for the human cystatin C technology in all major markets. As more pre-clinical data are gathered, the company is expected to file additional patents on new development, therefore patent costs incurred will increase exponentially.

Milestone 2: Selection of a Large-scale Production Facility

        Milestone 2 addresses validation of large-scale capabilities for the production of cystatin C. The commercial success of the human cystatin C technology is dependent on successful large-scale production of the protein. In order to enter the research laboratories, the biopharmaceutical market, or the food additive sector, sufficient amounts of active, purified protein must be produced in a cost efficient large-scale manner. From scale-up of Kaizen's human recombinant human cystatin C, the company hopes to: increase overall yield; achieve greater specific activity; and, increase the percentage yield of glycosylated cystatin from the total yield of recombinant human cystatin C produced. Kaizen has demonstrated adequate expression in small cultures, and is now initiating those steps necessary to achieve scale-up to larger expression volumes.

        To do this, the company intends to out-source all scale-up and production activities using human cystatin C technology. Kaizen estimates that sufficient production can be obtained within 6 to 9 months. Estimated production costs are expected to average between $0.10/mg for the research laboratories and $0.30/mg for the biopharmaceutical market depending on the scale, manufacturing standards, and the precise purity of the protein. It is estimated by the company that the cost of scale up for large-scale production will be approximately $70,000. These are initial estimates, optimization of large-scale cultures hopefully will increase product yield and purity.

Milestone 3: Re-Confirmation of Purification/Activity After Scale-Up

        Once viability of large-scale activity and purification is confirmed, the protease inhibitor activity of human cystatin C must be characterized. Characterization refers to internal tests and procedures performed in order to establish agents' properties relative to its chemical peers. The activity of the protein must be quantitated in a papain inhibitory assay, the specificity of inhibition needs to be confirmed by testing against a panel of other proteases, and the activity needs to be compared to that of other commercially available CPIs. It is expected that activities related to this process will take between 4 to 6 months and will cost in the range of $60,000. Kaizen has already demonstrated that human cystatin C has protease inhibitory activity in papain inhibition assays. These initial studies utilized several different human cystatin C variants, but for further studies, just a single patented human cystatin C protein is expected to be selected. In addition, pichia pastoris 'null' supernatant, containing the expression plasmid without a coding insert will be employed as a negative control for all assays. This will ensure that the inhibitory activity is specific to the cystatin and not an artifact of the yeast system or the buffers.

        Once the viability of the large-scale culture has been confirmed and the activity of the protein defined, the company anticipates that the technology will be at a stage where it could be out-licensed or sold to the strategic research chemical industry. For the biopharmaceutical and the food additive industries, additional milestones must be met. The company intends to initiate pre-clinical trials to add value to the technology in this respect.

Milestone 4: Preliminary Toxicology Tests

        The company intends to conduct preliminary toxicity studies to ensure that the human cystatin C is not toxic to healthy cells. Pichia pastoris 'null' supernatant, containing the expression plasmid without a coding insert will be employed as a negative control. The company expects this step will be completed before pre-clinical trials begin to ensure that the cystatin does not harm normal cells. The company expects to complete these studies in about 6 months, at a minimal cost of about $10,000.

Milestone 5 & 6: Pre-clinical Trials

        Achieving this milestone, the company believes, will include confirmation of activity in cell lines and animal models. The company expects anti-bacterial and anti-tumor activity of human cystatin C will be assessed using several species of bacteria and established cancer cell lines. 'Null' supernatant containing the expression plasmid without a coding insert will be used as a negative control. Preliminary studies carried out by Kaizen have shown that the human cystatin C has an anti-bacterial or bacterial-static effect at nanomolar concentrations. The company intends to expand these studies to more tightly define the amount of human cystatin C needed. Also, a spectrum of bacterial strains will be used in this process.

        Kaizen has demonstrated preliminary research showing the inhibition of cultured colon cancer cells by human cystatin C. A role may therefore exist for cystatins in the control of tumor growth and the possible application of cysteine protease inhibitors as cancer chemo-preventive agents. Kaizen has performed preliminary experiments to measure anti-tumor activity against colon cancer cells, and the studies show clear inhibition of growth at very low, nanomolar concentrations. Although the data is preliminary in nature, it is still encouraging, and provides further evidence of the widespread applicability of cystatin proteins. Kaizen intends to out-source assays to further analyze the anti-tumor and anti-metastatic properties of human cystatin C that have been detected. There are a number of major laboratories in Canada and the US that routinely screen novel compounds against a wide range of established cancer cell lines. It is believed by the company that this strategy will enable the company to quickly and cost-effectively generate data to support ongoing research and development. It is expected that these experiments will require up to eighteen months, with an estimated cost of $500,000.

Milestones 7: Clinical Trials and Toxicology Tests

        If the above noted milestones have been achieved by the company, the company anticipates that the human cystatin C technology will be ready to undergo the clinical trials and toxicology tests. Such approval is required in order to use the human cystatin C technology as a pharmaceutical agent or in food additive applications. At this stage, the company intends to license the human cystatin C technology to another large pharmaceutical manufacturing company to carry out further research and development in these areas. While it is believed that this represents one of the most lucrative options for the company, it does represent a long-term objective that would require considerable time and funding. Clinical trials and toxicology tests are among the most expensive aspects of developing any biotechnology product. As a result, time and costs estimates are not provided at this time, as management does not believe these can be relied upon in the near term.

        During the twelve months ended August 31, 2002, the company experienced a net loss of $252,690, as compared to a net loss of $167,562 ended August 31, 2001. During the three months ended August 31, 2002, the company experienced a net loss of $55,224, as compared to a net loss of $77,552 for the three months ended August 31, 2001.

        The company does not anticipate having any cash flow or liquidity problems over the next twelve months, however, in the event the company has not achieved certain milestones, or consummated a $300,000 financing by December 31, 2002, the company will have (i) severe cash flow and liquidity problems, which may force it to immediately cease conducting business. The company has currently raised $460,000 of $300,000 it needs by December 31, 2002. However, there can be no assurance that the company will be able to consummate such financing before such date, or that even if such financing is consummated on or before such date, that the company will not face liquidity problems or that each financing will be on economic and other terms acceptable to the company.

        The company anticipates that it is able to satisfy its cash requirements for the next 12 months and anticipates it will require raising additional funds in the next 12 months in order to meet its proposed spending initiative as outlined below in table 6.

        The company does not anticipate any purchase or sale of plant or significant equipment and does not expect any significant changes in the number of employees.

Financing Requirements

        The company has prepared an early stage funding analysis focusing on the key tasks required to commercialize the human cystatin C technology. All proceeds raised will be used specifically for start-up costs, purchase of capital assets, the acquisition of biotechnology research and for working capital. The company requires funding for:

  •
  General administrative and financing purposes;

  •
  Patent Strategies;

  •
  Large-scale production;

  •
  Re-confirmation of purification/activity;

  •
  Preliminary toxicology tests; and

  •
  Pre-clinical trials.

Table # 7

Proposed Spending Initiative	Amount
KAIZEN FUNDING REQUIREMENT—
Administrative & Office	$155,000
Marketing & Infrastructure	200,000
Working Capital	530,000
Remuneration	435,000

Sub-Total	$1,320,000
Proposed Spending Initiative	Amount
Patent Strategies	$40,000
Large-Scale Production	70,000
Purification/Activity Re-Confirmation	60,000
Preliminary Toxicology Tests	10,000
Pre-Clinical Trials	500,000

Sub-Total	$680,000
COMPANY FUNDING REQUIREMENT—
Administrative & Working Capital	$1,000,000

Total Funding Requirements:	$3,000,000
Stage I	$300,000
Stage II	2,700,000

Total Funding Requirements:	$3,000,000

        It is expected that the commercial development costs required to produce cystatin C for use in the research chemical industry using the human cystatin C technology will be approximately $300,000; of which $460,000 has already been raised. Further administrative costs, working capital, and development of the human cystatin C technology through to pre-clinical trials will require further funding of $2.740 million in the 24 months following funding. The total funding requirements are $3.0 million over a three year period. Table #7 represents the amounts that will be allocated to the proposed spending initiatives described in previous sections.

        The net proceeds from offerings that are not expended immediately may be deposited in interest or non-interest bearing accounts, or invested in government obligations, certificates of deposit, commercial paper, money market mutual funds or similar investments. The company is currently not in arrears of the payment of dividends, interest, or principal payment on borrowing, nor is the company in default on any debt covenants at the present time or during the most recently completed financial statements.

Working Capital Requirements

        The company does not anticipate having any cash flow or liquidity problems over the next twelve months; however, in the event that the company does not succeed in consummating $300,000 financing, of which $460,000 has already been raised, on or before December 31, 2002, the company may be unable to operate and will have severe cash flow and liquidity problems which may force it to immediately cease conducting business.

        The company is not in default or in breach of any note, loan, lease or other indebtedness or financing arrangement requiring the company to make payments. The company is not subject to any unsatisfied judgments, liens or settlement obligations.

        The following table sets forth selected financial information with respect to the company for the periods indicated. The data is derived from financial statements prepared in accordance with U.S. and Canadian generally accepted accounting principles. There are no significant differences between Canadian and U.S. accounting principles requiring adjustments to the financial statements of the company. See Financial Statements. The selected financial data should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation," and accompanying notes included elsewhere in this filing.

Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

        The company was incorporated in the state of Nevada on July 27, 1998.

        Initially, the company entered into a letter of intent with Kaizen Food Corporation on February 23, 1999, and an option agreement with Kaizen Food Corporation on June 30, 2000.

        Several private placement stock offerings were completed in 1998 and 1999:

  2,750,000 shares at $0.001 per share = gross proceeds of    $2,750;
  8,250,000 shares at $0.01 per share  = gross proceeds of  $82,500;
      60,000 shares at $2.50 per share  = gross proceeds of $150,000.

Cash Balances

        The company maintains its major cash balances at one financial institution, Toronto Dominion Bank, located at 6499 Fraser Street, Vancouver, British Columbia, Canada. The balances are insured up to $60,000 Cdn$ per account by the Canada Deposit Insurance Corporation. At November 15, 2002, there were no uninsured cash balances.

Quantitative/Qualitative Disclosure About Market Risks

        The company does not have any derivative financial instruments as of November 15, 2002. The company has no material interest rate risk.

United States versus Foreign Assets/Sales

        All the company's long-lived assets are located in Canada.

Liquidity and Capital Resources

Fiscal 2002, Fiscal 2001 and Fiscal 2000, Ended August 31

        The company's primary source of funds since incorporation has been through the issuance of common stock and loans. The company's total cash and cash equivalents as at August 31, 2002 was $156,540 as compared to $86,690 as at August 31, 2001.

        For the year ended August 31, 2002, net cash used in operating activities was $130,510 compared to $173,310 for the year ended August 31, 2001.

        Net cash provided by financing through loans was $200,000 for the year ended August 31, 2002, as compared to $240,000 for the year ended August 31, 2001.

        The company had a working capital deficiency of $446,410 as at August 31, 2002 and $ 193,720 as at August 31, 2001.

        Operating expenses for the fiscal year ended August 31, 2002, totaled $252,690, and the company experienced a net loss of $252,690 against no revenues. The increase in operating expenses was a result of interest expense on short term borrowing of $36,000; which were non-interest bearing in 2001 as well as increased costs related to filing and registration fees of $7,229; legal fees of $21,533 and research fees of $66,000.

        Operating expenses for the fiscal year ended August 31, 2001, totaled $167,562 and the company experienced a net loss of $167,562 against no revenues. The major expenses during this period were professional fees of $121,400, research costs of $40,000, office expenses of $2,737, and filing and transfer agent fees of $1,000. The company did not incur any expenses for wages, rent and telephone.

        Operating expenses for the fiscal year ended August 31, 2000, totaled $126,944 and the company experienced a net loss of $126,944 against no revenues. The major expenses during this period were professional fees of $127,771, office expenses of$1,644, and filing and transfer agent fees of $385. The company did not incur any expenses for wages, rent and telephone.

        Operating expenses for the fiscal year ended August 31, 1999, totaled $134,464 and the company experienced a net loss of $134,464 against no revenues. The major expenses during this period were professional fees of $130,000, and office expenses of $4,464. The company did not incur any expenses for wages, rent and telephone, and filing or transfer agent fees.

Application of Critical Accounting Policies—Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Taxes

        We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we continue to operate at a loss or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

Inflation

        The company's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.

ITEM 7. FINANCIAL STATEMENTS

        The financial statements and notes thereto as required under this Item 7 are attached hereto and found immediately following the text of this annual report beginning on page 44. The audit report of Bingham & Company, independent Chartered Accountants, is included herein immediately preceding the audited financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

        The Company's independent chartered accountants, Bingham & Company, during the preceding two years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

        During the preceding two fiscal years and through August 31, 2002, there were no disagreements between the Company and Bingham & Company on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which, if not resolved to Bingham & Company's satisfaction, would have caused Bingham & Company to make reference to the subject matter of the disagreements in connection with Bingham & Company's reports on the Company's financial statements.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Table No. 8 lists as of November 15, 2002, the names of the directors of the company. The directors have served in their respective capacities since their election and/or appointment and will serve until the next annual shareholders' meeting or until a successor is duly elected, unless the office is vacated in accordance with the articles/bylaws of the company. The residence and citizenship of each director are listed below their names. The next annual meeting is scheduled to be held on August 31, 2003.

Table No. 8
Directors

Name	Age	Date First Elected or Appointed
Terry Woo Canadian Resident	34	July 27, 1998
Chui Keung Ho Hong Kong Resident	42	September 30, 2000

        Table No. 9 lists, as of November 15, 2002, the names of the executive officers of the company. The executive officers serve at the pleasure of the board of directors. The residence and citizenship of each director are listed below their names. The next annual meeting is scheduled to be held on August 31, 2003. The principal executive officers and directors of the company are as follows:

Table No. 9
Executive Officers

Name	Age	Director and Officer	Date of Board Approval
Terry Woo Canadian Resident	34	Chief executive, president	July 27, 1998
Chui Keung Ho Hong Kong Resident	42	Treasurer, secretary, chief financial officer	September 30, 2000

Business Experience

        Terry Woo, 34, is the chief executive officer, president and director of the company. For the past 7 years Mr. Woo has been involved with a number of start-up companies, business management and strategic planning projects for two Vancouver, Canada based companies; W.F. Woo Inc.,where he serves as president; Worker's Compensation of British Columbia, where he serves as a case manager; Insurance Corporation of British Columbia where he serves as an insurance adjuster; and three Nevada based companies; Geoteck International, Inc. as a director and secretary/treasurer, Kincho Global Enterprises, Inc.,as a director and secretary/treasurer; and Belair Enterprises, Inc. as president and director. Mr. Woo graduated from the University of British Columbia, Canada, with a Bachelor of Economics degree in 1990.

        Chui Keung Ho, 42, is the chief financial officer, secretary/treasurer and a director of the company. For the last 12 years Mr. Ho has been involved in strategic planning, start-up operations and business management for Practical Brand Plastic Moundling Ltd. where he serves as general manager, a Hong Kong company, and two Nevada based companies; Okane International Enterprises, Inc. where he served as a director and chief financial officer; and, Zstar Enterprises, Inc. as president, chief executive officer and director. Mr. Ho has extensive knowledge of manufacturing and import/export businesses in Hong Kong and China.

Involvement In Certain Legal Proceedings

        There have been no events during the past four years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person including:

  •
  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  •
  any conviction in a criminal proceeding or being subject to a pending criminal proceeding—excluding traffic violations and other minor offenses;

  •
  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities;

  •
  being found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Family Relationships

        There are no relationships between any of the officers or directors of the company.

Other Relationships/Arrangements

        There are no arrangements or understandings between any two or more directors or executive officers, pursuant to which he/she was selected as a director or executive officer. There are no material arrangements or understandings between any two or more directors or executive officers.

Compliance With Section 16(a) of the Exchange Act

        Section 16(a) of the Securities and Exchange Act of 1934, as amended, generally requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities ("10% owners") to file with the U.S. Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to us and verbal representations that no other reports were required to be filed during the fiscal year ended August 31, 2002, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% owners were met.

ITEM 10. EXECUTIVE COMPENSATION

        The company has no formal plan for compensating its directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of the company other than services ordinarily required of a director. During fiscal 2002, fiscal 2001, fiscal

2000 and fiscal 1999, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

        The company has no formal stock option plan which has been approved by regulatory authorities or other long-term compensation program.

        During fiscal 2002, fiscal 2001, fiscal 2000 and fiscal 1999, no funds were set aside or accrued by the company to provide pension, retirement or similar benefits for directors or executive officers.

        The company has no compensatory plan or arrangements, including payments to be received from the company, with respect to any executive officer or director, where such plan or arrangement would result in any compensation or remuneration being paid resulting from the resignation, retirement or any other termination of such executive officer's employment with the registrant or from a change-in-control of the company or a change in such executive officer's responsibilities following a change-in-control and the amount, including all periodic payments or installments, where the value of such compensation or remuneration exceeds $60,000 per executive officer.

        The company has no long term incentive plan or other long term compensation program and no SAR's have been granted in the last three years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The registrant is a publicly owned corporation, the shares of which are owned primarily by residents of Southeast Asian countries. The registrant is not controlled directly or indirectly by another corporation or any foreign government.

        The following tables,Table No. 10 and Table No. 11sets forth certain information regarding beneficial ownership of our Common Stock as of November 15, 2002, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's directors and executive officers; and (iii) all directors and executive officers as a group. Common stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

Table No. 10
Five Percent Shareholders (None)

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
Common	Terry Woo 485 West 28th Avenue Vancouver, B.C. Canada V5Y 2K9	550,000	(1)(2)	4.97%

#
Based on 11,060,000 shares outstanding as of November 15, 2002, and no options, warrants, rights of conversion or privileges or similar items to purchase shares of common stock.

(1)
550,000 of these shares are restricted pursuant to Rule 144.

(2)
The beneficial owner named above does not have the right to acquire options, warrants, rights, conversion privilege or similar obligations.

        Table No. 11 lists as of November 15, 2002, all directors and executive officers who beneficially own the registrant's voting securities and the amount of the registrant's voting securities owned by the directors and executive officers as a group.

Table No. 11
Shareholdings of Directors and Executive Officers

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Terry Woo 485 West 28th Avenue Vancouver, B.C. Canada V5Y 2K9	550,000	4.97%
	Chui Keung Ho 30/F Southorn Centre 130 Hennessy Road Wan Chai, Hong Kong	0	0%
	Directors and Executive Officers As A Group	550,000	4.97%

#
Based on 11,060,000 shares outstanding as of November 15, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Company's Founders

        In July 1998, the company issued common stock to the following founders ($0.001 per share), for aggregate proceeds of $2,750. The stock issuance was approved by the written consent of the directors of the company on July 27, 1998:

Founders	Shareholding	Insider
Terry Woo	550,000	Chief executive officer, president and director
Roberto Chu	200,000	Treasurer, secretary, chief financial officer, and director
Kam Chun Hui	500,000	—
Chiu Shu Chen	500,000	—
Siu Hing Chan	500,000	—
Kar Chun Chow	500,000	—

TOTAL	2,750,000

        As of the date of this filing, there are no other directors, officers, key personnel or principal stockholders related by blood or marriage, except for the following:

        None of the related parties are acting as a partnership, syndicate or other group for the purpose of acquiring, holding or disposing of the securities of the company.

**	Brother-in-law	Sister-in-law	Parent-in-law	Parent / Siblings
Terry Woo	Fred Tham, Ton Wah Tham	Suyan Ponich	Shiu Yong Tham
Fred Tham	Terry Woo	Judy Wone	Dr. Shuryo Nakai	Shiu Yong Tham, Ton Wah Tham, Suyan Ponich
Siu Hing Chan			Kam Chun Hui
Chiam Ai Ngoh			Kam Chun Hui

**
All reside at separate addresses.

        Fred Tham, an officer and director of Joist is also a shareholder (holding a 75% share interest) of Kaizen Food Corporation. Dr. Shuryo Nakai, is a shareholder (holding a 20% share interest) and director of Kaizen.

        Newtech and Kaizen entered into an option agreement on June 30, 2000. Terry Woo, an officer and director of Newtech with a 4.97% interest in the company, is the brother-in-law of Fred Tham, an officer and director of Joist, who is not a shareholder of Newtech, but holds a 75% interest in Kaizen. Dr. Shuryo Nakai, the head researcher for Kaizen, who holds no interest in Newtech, but has a 20% interest in Kaizen, is the father-in-law of Fred Tham.

        Newtech is occupying office space provided by Joist Management,. The company pays Joist a management fee of $120,000 per year and $9,600 or $800 per month can be attributed to rent for office space, which also includes administrative services, phone, copies, etc. Terry Woo, an officer and director of Newtech, with a 4.97% interest in Newtech, is the brother-in-law of Fred Tham, an officer and director of Joist. Mr. Tham holds a 75% interest in Kaizen, but is not a shareholder of Newtech.

        The company has not entered into any transactions, including money, property, contracts, options or rights of any kind with any promoter.

        The company has, however notes payable to several shareholders in the following manner:

Shareholder Loan	2002	2001	2000
Noni Wee	$260,000	$70,000	$20,000
Chiam Ai Ngoh	200,000	120,000
Siu Hing Chan		70,000

	$460,000	$260,000	$20,000

        The notes payable for fiscal year ended August 31, 2002 for $460,000 are due on December 31, 2002, bearing interest at 10% per annum; except for the promissory note dated July 23, 2002 with Noni Wee for $196,000, bearing interest at 7% per annum, to be paid in full on or before December 23, 2003. The $196,000 was used to repay loans from Siu Hing chan in full in the amount of $70,000, plus interest owing of $2,000, and from Chiam Ai Ngoh in full in the amount of $120,000 plus interest owing of $4,000.

        Other than described above, there have been no transactions since July 23, 2002, or proposed transactions, which have materially affected or will materially affect the company in which any director, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Index to Exhibits:

Exhibit Number	Description
1	99.01 Certification Pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the fiscal year ended August 31, 2002.

SIGNATURE PAGE

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant certifies that it meets all of the requirements for filing on Form 10-KSB and has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTECH RESOURCES LTD.—SEC FILE NO. 000-33255

Dated: November 15, 2002	By:	/s/ Terry Woo Terry Woo, President

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Terry Woo, Chief Executive Officer of Newtech Resources Ltd., certify that:

1.
I have reviewed this Annual Report on Form 10-KSB of Newtech Resources Ltd. (the "Registrant");

2.
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report.

3.
Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4.
The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the Registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)
evaluated the effectiveness as of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report ( the "Evaluation Date"); and

c)
presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officer and I have disclosed, based on our most recent revaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.
The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 15, 2002	/s/ Terry Woo, Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Chui Keung Ho, Chief Financial Officer of Newtech Resources Ltd., certify that:

1.
I have reviewed this Annual Report on Form 10-KSB of Newtech Resources Ltd. (the "Registrant");

2.
Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report.

3.
Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4.
The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the Registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)
evaluated the effectiveness as of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report ( the "Evaluation Date"); and

c)
presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officer and I have disclosed, based on our most recent revaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.
The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 15, 2002	/s/ Chui Keung Ho, Chief Financial Officer

NEWTECH RESOURCES LTD.

CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2002 and 2001
(U.S. Dollars)

CONTENTS:

BINGHAM & COMPANY

Chartered Accountants

300 - 1275 West 6th Avenue Vancouver, BC V6H 1A6 Tel: (604) 734-5454 Fax: (604) 734-5457	Michael Bingham, C.A. David Hovan, M.F.A.,M.B.A.

Auditor's Report

To the Shareholders,
Newtech Resources Ltd.

        We have audited the balance sheets of Newtech Resources Ltd. as at August 31, 2002 and 2001 and the statements of operations (including cumulative loss since inception), cash flow and shareholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

        In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2002 and 2001 and the results of its operations, cash flows and shareholders' equity in accordance with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred a loss from operations and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, British Columbia September 6, 2002	Bingham & Company Chartered Accountants /s/ Bingham &Company

Newtech Resources Ltd.
(a development stage company)
(a Nevada Corporation)

Balance Sheet

As at August 31, 2002 and August 31, 2001
(in U.S. Dollars)

	2002	2001
ASSETS
Current
Cash	$156,540	$86,690
Prepaid expenses	—	8,000

	156,540	94,690

Total assets	$156,540	$94,690

LIABILITIES
Current
Accounts payable and accrued liabilities	$142,950	$28,410
Notes payable-shareholders (Note 4)	460,000	260,000

Total liabilities	602,950	288,410

DEFICIENCY IN ASSETS
Capital Stock (Note 5)
Authorized—30,000,000 common shares with par value of $.001 Issued—11,060,000 common shares (2001—11,060,000)	11,060	11,060
Contributed surplus (Note 5)	224,190	224,190
Deficit	(681,660)	(428,970)

	(446,410)	(193,720)

	$156,540	$94,690

Commitments (Note 9)

Approved by the Board

/s/ Terry Woo	Director
/s/ Chui Keung Ho	Director

The accompanying notes are an integral part of these financial statements

Newtech Resources Ltd.
(a development stage company)
(a Nevada Corporation)

Statement of Operations

For the 3 months and 12 months ended August 31, 2002 and August 31, 2001
(in U.S. Dollars)

	3 MONTHS ENDED		12 MONTHS ENDED
	2002	2001	2002	2001
Expenses
Audit and accounting	3,000	1,000	3,000	1,000
Bank charges	18	—	66	10
Filing and registration fees	2,000	1,000	7,229	1,000
Interest income	(294)	—	(1,138)	—
Interest on note payable	11,500	2,425	36,000	2,425
Legal	4,000	1,727	21,533	1,727
Management and consulting fees (Note 6)	30,000	31,400	120,000	121,400
Research	5,000	40,000	66,000	40,000

	55,224	77,552	252,690	167,562

Net loss for the period	(55,224)	(77,552)	(252,690)	(167,562)

Net loss per common share	$(0.005)	$(0.007)	$(0.023)	$(0.015)

Number of common shares outstanding	11,060,000	11,060,000	11,060,000	11,060,000

See Note 10 for cumulative statement of operations since inception information

The accompanying notes are an integral part of these financial statements

Newtech Resources Ltd.
(a development stage company)
(a Nevada Corporation)

Statement of Cash Flow

For the year ended August 31, 2002 and August 31, 2001
(in U.S. Dollars)

	2002	2001
Operating activities—
Net loss for the year	$(252,690)	$(167,562)
Adjustments to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	8,000	(5,772)
Increase in accounts payable and accrued liabilities	114,540	24

Net cash used in operations	(130,150)	(173,310)

Investing activity—
Advances to Kaizen Food Corporation	—	20,000

Cash used in investing activity	—	20,000

Financing activity—
Advances from shareholders	200,000	240,000

Cash provided by financing activity	200,000	240,000

Change in cash during the year	69,850	86,690
Cash, beginning of year	86,690	—

Cash, end of year	$156,540	$86,690

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$36,000	$2,425

Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

Newtech Resources Ltd.
(a development stage company)
(a Nevada Corporation)

Statement of Changes in Shareholders' Equity

For the Period July 27, 1998 (Date of Inception) to August 31, 2002
(in U.S. Dollars)

	Common Stock ($.001) Par Value
			Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount			Total
Sale of common stock to founders	2,750,000	$2,750	$—	$—	$2,750
Sale of common stock	8,250,000	8,250	74,250	—	82,500
Sale of common stock	60,000	60	149,940	—	150,000
Net Loss	—	—	—	(134,464)	(134,464)

Balance August 31, 1999	11,060,000	$11,060	$224,190	$(134,464)	$100,786
Net Loss	—	—	—	(126,944)	(126,944)

Balance August 31, 2000	11,060,000	$11,060	$224,190	$(261,408)	$(26,158)
Net loss				(167,562)	(167,562)

Balance August 31, 2001	11,060,000	$11,060	$224,190	(428,970)	(193,720)
Net loss				(252,690)	(252,690)

Balance August 31, 2002	11,060,000	$11,060	$224,190	$(681,660)	$(446,410)

The accompanying notes are an integral part of these financial statements

Newtech Resources Ltd.
(a development stage company)
(a Nevada Corporation)

Notes to Financial Statements

August 31, 2002 and August 31, 2001

1.    Operations

        The Company was organized under the laws of the State of Nevada on July 27, 1998. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

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

  (b)
  Loss per share

    The Company reports loss per share in accordance with Statement of Financial Accounting Standards—SFAS No. 128, Earnings per Share, which requires the reporting of both basic and diluted earnings per share. Net loss per share-basic is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Because the Company has no common stock equivalents, no difference exists between basic and diluted earnings per share.

  (c)
  Income taxes

    The Company follows the policies of SFAS No. 109, Accounting for Income taxes which requires use of the asset and liability method of accounting for income taxes. Under this method, future income taxes are recognized for the future tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Future income tax assets are evaluated and if realization is not considered "more likely than not", a valuation allowance is provided.

  (d)
  Research and development

    Research expenses are charged to income in the year that they are incurred. During the year, $66,000 (2001—$40,000) was expensed related to research activities.

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

3.    License Fee

        The Company acquired from Kaizen Food Corporation, the exclusive North American rights to market, sell and distribute technology referred to as "Modified Cystatins". As condition of the license agreement, the Company is to pay cash or arrange financing in the amount of $40,000 on June 30, 2001 and an additional $2,000,000 on June 30, 2004 with payments to be applied to research costs. The Company is required to make quarterly royalty payments of 8% of sales with a minimum annual royalty payment of $30,000.

4.    Short term borrowings

	2002	2001
Notes payable to shareholders	$460,000	$260,000

        The note payable to shareholders are due on demand and bear interest at 10% per annum.

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

        There are no warrants or options to purchase common stock as at August 31, 2002.

6.    Related party transactions and management services

        Joist Management Ltd. is related by management contract to provide administrative and general office services to the Company. None of the shareholders, officers or directors of Joist Management Ltd. are shareholders of Newtech Resources Ltd. The Company paid management fees of $120,000 and $120,000 for the years ended August 31, 2002 and August 31, 2001 respectively. Part of the annual management fees were to pay for rent of $800 per month or a total of $9,600 per year. None of the related parties are acting as a partnership, syndicate or other group for the purpose of acquiring, holding or disposing of securities.

7.    Income taxes

        The provision (benefit) for income taxes consisted of the following:

	2002	2001
Current:
Federal tax expense	$(85,000)	$(57,000)
State tax expense	—	—
Deferred
Federal tax expense	85,000	57,000
State tax expense	—	—

	$—	$—

        A reconciliation of differences between the statutory U.S. federal income tax rate and the Company's effective tax rate follows:

	2002		2001
Statutory federal income tax	34%		34%
State income tax—net of federal benefit	0%		0%
Valuation allowance	(34%	)	(34%	)

	0%		0%

        The components of deferred tax assets and liabilities were as follows:

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$231,000	$146,000
Valuation allowance	(231,000)	(146,000)

	$—	$—

        SFAS 109 requires that a valuation allowance be recorded when it is more likely that not that some or all of the deferred tax assets will not be realized.

        The Company recognized losses for the years ended August 31, 2002 and August 31, 2001. The amount of net operating loss carryforwards are approximately $681,000 and $429,000. The net operating loss carryforwards, if not utilized will expire in the years 2019 through 2022.

Note 8.    Going Concern

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

Note 9.    Commitments and Contingencies

        The Company's office space is provided to it on a month to month basis by its management company and is included in its management fee as per Note 6.

Note 10.    Cumulative statement of operations since inception

        The following supplemental information is provided related to the cumulative statement of operations since inception.

Expenses
Audit and accounting	$6,000
Bank charges	218
Filing and registration	8,614
Interest income	(3,994)
Interest expense	38,425
Legal	27,226
Management fees	499,171
Research	106,000

Total	$681,660

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. DESCRIPTION OF BUSINESS
  ITEM 2. DESCRIPTION OF PROPERTY
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
PART II
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
  ITEM 7. FINANCIAL STATEMENTS
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
PART III
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
  ITEM 10. EXECUTIVE COMPENSATION
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE PAGE
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
NEWTECH RESOURCES LTD. CONSOLIDATED FINANCIAL STATEMENTS August 31, 2002 and 2001 (U.S. Dollars)
Auditor's Report
Newtech Resources Ltd. (a development stage company) (a Nevada Corporation) Balance Sheet As at August 31, 2002 and August 31, 2001 (in U.S. Dollars)
Newtech Resources Ltd. (a development stage company) (a Nevada Corporation) Statement of Operations For the 3 months and 12 months ended August 31, 2002 and August 31, 2001 (in U.S. Dollars)
Newtech Resources Ltd. (a development stage company) (a Nevada Corporation) Statement of Cash Flow For the year ended August 31, 2002 and August 31, 2001 (in U.S. Dollars)
Newtech Resources Ltd. (a development stage company) (a Nevada Corporation) Statement of Changes in Shareholders' Equity For the Period July 27, 1998 (Date of Inception) to August 31, 2002 (in U.S. Dollars)
Notes to Financial Statements August 31, 2002 and August 31, 2001