Form 10QSB
period 2002-11-30
NEWTECH RESOURCES LTD
filed 2003-01-09
CIK 1080001

FORM 10-QSB
Amendment No. 1
U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarterly Period Ended November 30, 2002
[ ] Transition under Section 13 or 15(d) of the Securities and Exchange Act of 1934
(No fee required) for the period from _____ to ________
Commission File Number 0-33255

NEWTECH RESOURCES LTD.
(Exact Name Of Registrant As Specified In Its Charter)

Incorporated in the State of Nevada
IRS Employer Identification Number 98-0342217
Address: 841 West Broadway, Suite 200, Vancouver, B.C. V5Z 1J9

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer: (1) filed all reports required to be filed by Telephone: (604) 729-5790 Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date: Common Stock: 11,060,000 shares - January 8, 2003

Transitional Small Business Disclosure Format: Yes [ ] No [x]

_________________________________________________________________________________________________________

_________________________________________________________________________________________________________

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Attached hereto and incorporated herein by reference.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following information contains certain forward looking statements that anticipate future trends or events. These statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including but not limited to the risks of increased competition in the company's industry and other risks detailed in the company's U.S. Securities and Exchange Commission filings. Accordingly, actual results may differ, possibly materially, from the predictions contained herein. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

During the three months ended November 30, 2002, operating expenses totaled $62,368, and the experienced a net loss of $62,368 against no revenues, as compared to a net loss of $65,530 against no revenues for the three months ended November 30, 2001. The increase in operating expenses were a result of increased legal, interest and transfer agent fee expenses, and a decrease in research expenses. The company made additional advances to Kaizen Food Corporation in the amount of $5,000, as compared to $20,000 advances in November 30, 2001.

The earnings per share (fully diluted) was a net loss of $0.006 for the three month period ended November 30, 2002, compared to a net loss of $0.006 for the three month period ended November 30, 2001.

Reference is made to Item 2, "Management's Discussion and Analysis" included in the company's registration statement on Form 10-KSB for the year ended August 31, 2002, on file with the U.S. Securities and Exchange Commission.

FISCAL YEAR ENDED August 31, 2002 and 2001

Operating expenses for the fiscal year ended August 31, 2002, totaled $252,690, and the Company experienced a net loss of $252,690 against no revenues, as compared to a net loss of $167,562 against no revenues for 2001. As was the case for the year 2001, the increase in operating expenses were mainly a result of increased legal, interest and research expenses.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the company has financed its cash flow and operations from the sale of stock and notes payable to shareholders. The company's total cash and cash equivalent position as at November 30, 2002 was $74,672 and as at August 31, 2002 was $156,540.

For the three months ended November 30, 2002, net cash used in operating activities was ($81,868) compared to cash used in operating activities of ($66,490) for the same period in November 30, 2001. Net cash used in operating activities for 2002 consisted mostly of loss from operations and increases in accounts payable.

Net cash provided by financing activity of $0.00 for the three months ended November 30, 2002, and $200,000 for the same period in November 30,2001.

Working capital deficiency as of November 30, 2002 and August 31, 2002 was ($508,778) and ($446,410) respectively.

The company has no external sources of liquidity in the form of credit lines from banks. Management believes that its available cash will be sufficient to fund the company's through February 28, 2003. No investment banking agreements are in place and there is no guarantee that the company will be able to raise capital in the future should that become necessary.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Reference is made to Risk Factors in Part 1. Item 1. Included in the company's registration statement on Form 10-SB for the year ended August 31, 2001, and Form 10-KSB for the year ended August 31, 2002 on file with the U.S. Securities and Exchange Commission.

The company does not have any derivative financial instruments as of November 30, 2002. However, the company is exposed to interest rate risk.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. None.

Item 2. Changes in Securities and Use of Proceeds. None.

Item 3. Default Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders.

      The company's annual meeting of shareholders was held on August 31, 2002.

      The following directors and officers were re-elected to serve until the 2003 annual meeting of shareholders or until their successors are duly elected and qualified.

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

NEWTECH RESOURCES LTD.
(Registrant)

Dated: January 8, 2003 /s/ Terry Woo, President and Director

CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS
AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

We, Terry Woo, Chief Executive Officer and Chiu Keung Ho, Chief Financial Officer of the Company certify that:

1) We have reviewed this quarterly report on Form 10-QSB of the Company;

2) Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) We are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) We have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) We have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 8, 2003

/s/ Terry Woo /s/ Chui Keung Ho
--------------------------------- __________________
Terry Woo Chui Keung Ho
Chief Executive Officer Chief Financial Officer

NEWTECH RESOURCES LTD.
INTERIM FINANCIAL STATEMENTS
NOVEMBER 30, 2002

Newtech Resources Ltd.
(a development stage company)
(a Nevada Corporation)
Interim Balance Sheet
As at November 30, 2002 and August 31, 2002
(in U.S. Dollars)

ASSETS	November 30, 2002 (unaudited)	August 31, 2002
Current
Cash	$ 74,672	$ 156,540
Total assets	$ 74,672	$ 156,540
LIABILITIES
Current
Accounts payable and accrued liabilities	$ 123,450	$ 142,950
Notes payable-shareholders ( Note 4 )	460,000	460,000
Total liabilities	583,450	602,950
DEFICIENCY IN ASSETS
Capital Stock ( Note 5 )
Authorized -30,000,000 common shares with par value of $.001
Issued -11,060,000 common shares ( 2002 - 11,060,000)	11,060	11,060
Contributed surplus ( Note 5 )	224,190	224,190
Deficit	(744,028)	(681,660)
	(508,778)	(446,410)
	$ 74,672	$ 156,540

Commitments (Note 8)
Approved by the Board
/s/ Terry Woo Director
/s/ Chui Keung Ho Director

The accompanying notes are an integral part of these financial statements

Newtech Resources Ltd.
(a development stage company)
(a Nevada Corporation)
Unaudited Interim Statement of Operations
For the 3 months ended November 30, 2002 and November 30, 2001
(in U.S. Dollars)

	2002	2001	Cumulative since inception
Expenses
Audit and accounting	1,000	-	7,000
Bank charges	60	30	278
Filing and registration fees	11,308	4,000	19,922
Interest income	-		(3,944)
Interest on note payable	11,500	6,500	49,925
Legal	3,500	5,000	30,726
Management and consulting fees (Note 6)	30,000	30,000	529,171
Research	5,000	20,000	111,000
	62,368	65,530	744,028
Net loss for the period	$ (62,368)	$ (65,530)	$ (744,028)
Net loss per common share	$ (0.006)	$ (0.006)	$ (0.07)
Number of common shares outstanding	11,060,000	11,060,000	11,060,000

The accompanying notes are an integral part of these financial statements

Newtech Resources Ltd.
(a development stage company)
(a Nevada Corporation)
Unaudited Interim Statement of Cash Flow
For the 3 months ended November 30, 2002 and 2001
(in U.S. Dollars)

	2002	2001
Operating activities -
Net loss for the period	$ (62,368)	$ (65,530)
Adjustments to reconcile net loss to net cash
used by operating activities
Changes in operating assets and liabilities:
Increase in prepaid expenses	-	(25,000)
Increase (decrease) in accounts payable and accrued liabilities	(19,500)	24,040
Net cash used in operations	(81,868)	(66,490)
Financing activity -
Advances from shareholders	-	200,000
Cash provided by financing activity	-	200,000
Change in cash during the period	(81,868)	133,510
Cash, beginning of period	156,540	86,690
Cash, end of period	$ 74,672	$ 220,200
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$ 11,500	$ 6,500
Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

Newtech Resources Ltd.
(a development stage company)
( a Nevada company)
Notes to Unaudited Interim Financial Statements
November 30, 2002

1. Operations

The Company was organized under the laws of the State of Nevada on July 28, 1998. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

The accompanying unaudited financial statements have been prepared by Newtech Resources Ltd., in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the unaudited financial statements reflect all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at November 30, 2002, its operating results for the three months ended November 30, 2002 and 2001 and cash flows for the three months ended November 30, 2002 and 2001.

The balance sheet at August 31, 2002 has been derived from the Company's audited financial statements as of that date. These financial statements and the notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-SB and its amendments filed with the Securities and Exchange Commission.

The results of operations for the three months ended November 30, 2002 are not necessarily indicative of the results that may be expected for future quarters or the year ended August 31, 2003.

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

    (d) Research and development

Research expenses are charged to income in the year that they are incurred. During the period $ 5,000 ( 2001-$20,000) was expensed related to research activities.

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

3. License Fee .

The Company acquired from Kaizen Food Corporation, the exclusive North American rights to market, sell and distribute technology referred to as "Modified Cystatins". As condition of the license agreement, the Company is to pay cash or arrange financing in the amount of $ 40,000 on June 30, 2001 and an additional $ 2,000,000 on June 30, 2004 with payments to be applied to research costs. The Company is required to make quarterly royalty payments of 8% of sales with a minimum annual royalty payment of $ 30,000.

4. Short term borrowings

                                                                             Nov. 30, 2002 August 31, 2002
Notes payable to shareholders,
Bearing interest at a rate of 10%                                             $460,000                $460,000

The note payable to a shareholder is due on demand and bears interest at 10% per annum.

5. Share capital

In July 1998, the Company issued 2,750,000 shares of its Common Stock to its initial shareholders for cash consideration of $ 2,750 ($0.001 per share).

In February 1999, the Company issued 8,250,000 shares of its Common Stock for cash consideration of $ 82,500 ($0.01 per share)

In March 1999, the Company issued 60,000 shares of its Common Stock for cash consideration of $ 150,000 ($ 2.50 per share).

There are no warrants or options to purchase common stock as at November 30, 2002.

6. Related party transactions and management services

Joist Management Ltd. is related by management contract to provide administrative and general office services to the Company. None of the shareholders, officers or directors of Joist Management Ltd. are shareholders of Newtech Resources Ltd. The Company paid management fees of $ 30,000 and $ 30,000 for the periods ended November 30, 2002 and November 30, 2001 respectively.

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

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of the Company on Form 10-QSB for the period ended November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, We, Terry Woo, Chief Executive Officer, and Chiu Keung Ho, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. S 1350, S 906 of the Sarbanes-Oxley Act of 2002, that:

(1) This Form 10-QSB complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act; and

(2) The financial information contained in this Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company

Date: January 8, 2003

/s/ Terry Woo /s/ Chui Keung Ho
--------------------------------- __________________
Terry Woo Chui Keung Ho
Chief Executive Officer Chief Financial Officer