Form 10QSB
period 2003-02-28
NEWTECH RESOURCES LTD
filed 2003-03-28
CIK 1080001

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

[X] Quarterly Report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended February 28, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Telephone: (604) 729-5790 Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date: Common Stock: 11,060,000 shares - March 25, 2003

Transitional Small Business Disclosure Format: Yes [ ] No [x]

__________________________________________________________________________________________________________________________________________

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Attached hereto and incorporated herein by reference.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following information contains certain forward looking statements that anticipate future trends or events. These statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including but not limited to the risks of increased competition in the company's industry and other risks detailed in the company's U.S. Securities and Exchange Commission filings. Accordingly, actual results may differ, possibly materially, from the predictions contained herein. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company that attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as all the Company's periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

During the three months ended February 28, 2003, operating expenses totaled $42,640, and experienced a net loss of $42,640 against no revenues, as compared to a net loss of $55,729 against no revenues for the three months ended February 28, 2002. The increase in operating expenses were a result of increased interest expenses, and a decrease in legal, transfer agent fees and research expenses. However, also during the three months ended February 28, 2003, the Company was trying to improve product output after the purification stage, and was seeking additional financing. As such, the company made no advances to Kaizen Food Corporation, as compared to $16,000 in advances in February 28, 2002.

The earnings per share (fully diluted) was a net loss of $0.004 for the three month period ended February 28, 2003, compared to a net loss of $0.005 for the three month period ended February 28, 2002.

Reference is made to Item 2, "Management's Discussion and Analysis" included in the company's registration statement on Form 10-KSB for the year ended August 31, 2002, on file with the U.S. Securities and Exchange Commission.

SIX MONTHS ENDED February 28, 2003 and 2002

Operating expenses for the six months ended February 28, 2003, totaled $105,008 and the company experienced a net loss of $105,008 against no revenues, as compared to a net loss of $121,259 against no revenues for the six months ended February 28, 2002. The increase in operating expenses were a result of increased interest and transfer agent fee expenses, and a decrease in legal and research expenses.

The earnings per share (fully diluted) was a net loss of $0.009 for the six month period ended February 28, 2003 compared to a net loss of $0.011 for the six month period ended February 28, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the company has financed its cash flow and operations from the sale of stock and notes payable to shareholders. The company's total cash and cash equivalent position as at February 28, 2003 was $47,782 and as at August 31, 2002 was $156,540.

For the six months ended February 28, 2003 net cash used in operating activities was ($108,758) compared to cash used in operating activities of ($85,719) for the same period in 2002. Net cash used in operating activities for 2003 consisted mostly of loss from operations and decreases in accounts payable.

Net cash provided by financing activity of $0 for the six months ended February 28, 2003, and $200,000 for the same period in 2002. Financing activity for 2002 resulted from advances from shareholders.

Working capital deficiency as of February 28, 2003 and August 31, 2002 was ($551,418) and ($446,410) respectively.

The company has no external sources of liquidity in the form of credit lines from banks. Management believes that its available cash will be sufficient to fund the company's working capital requirements through May 31, 2003. Management further believes that available cash will be sufficient to implement the company's research and development plans. No investment banking agreements are in place and there is no guarantee that the company will be able to raise capital in the future should that become necessary.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Reference is made to Risk Factors in Part 1. Item 1. Included in the company's registration statement on Form 10-SB for the year ended August 31, 2001, and Form 10-KSB for the year ended August 31, 2002 on file with the U.S. Securities and Exchange Commission.

The company does not have any derivative financial instruments as of February 28, 2003. However, the company is exposed to interest rate risk.

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

Chui Keung Ho Director/Chief Financial Officer/Secretary/

Treasurer

Item 5. Other Information. None.

Item 6.a. Exhibit 27. None.

Item 6.b. Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWTECH RESOURCES LTD.

(Registrant)

Dated: March 25, 2003 /s/ Terry Woo, President and Director

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

 Date: March 25, 2003

/s/ Terry Woo /s/ Chui Keung Ho

--------------------------------- __________________

Terry Woo Chui Kueng Ho

Chief Executive Officer Chief Financial Officer

NEWTECH RESOURCES LTD.

INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2003

Newtech Resources Ltd.

(a development stage company)

(a Nevada Corporation)

Interim Balance Sheet

As at February 28, 2003 and August 31, 2002

(in U.S. Dollars)
	ASSETS	February 28 (unaudited)	August 31
Current		2003	2002
Cash		$ 47,782	$ 156,540

Total assets		$ 47,782	$ 156,540
	LIABILITIES
Current
Accounts payable and accrued liabilities		$ 139,200	$ 142,950
Notes payable-shareholders ( Note 4 )		460,000	460,000

Total liabilities		599,200	602,950
	DEFICIENCY IN ASSETS
Capital Stock ( Note 5 )
Authorized	-30,000,000 common shares with par value of $.001
Issued	-11,060,000 common shares ( 2002 - 11,060,000)	11,060	11,060

Contributed surplus ( Note 5 )		224,190	224,190
Deficit		(786,668)	(681,660)
		(551,418)	(446,410)

		$ 47,782	$ 156,540

Commitments (Note 8)

Approved by the Board

/s/ Terry Woo Director

/s/ Chui Keung Ho Director

The accompanying notes are an integral part of these financial statements

Newtech Resources Ltd.

(a development stage company)

(a Nevada Corporation)

Unaudited Interim Statement of Operations

For the 3 months and 6 months ended February 28, 2003 and February 28, 2002

(in U.S. Dollars)

	3 Months Ended		6 Months Ended
	2003	2002	2003	2002
Expenses
Audit and accounting	300	-	1,300	-
Bank charges	-	-	60	30
Filing and registration fees	500	1,229	11,808	6,229
Interest on note payable	11,500	6,500	23,000	13,000
Legal	340	2,000	3,840	7,000
Management and consulting fees (Note 6)	30,000	30,000	60,000	60,000
Research	-	16,000	5,000	36,000

	42,640	55,729	105,008	121,259

Net loss for the period	(42,640)	(55,729)	(105,008)	(121,259)

Net loss per common share	$ (0.004)	$ (0.005)	$ (0.009)	$ (0.011)

Number of common shares outstanding	11,060,000	11,060,000	11,060,000	11,060,000

The accompanying notes are an integral part of these financial statements

Newtech Resources Ltd.

(a development stage company)

(a Nevada Corporation)

Unaudited Interim Statement of Cash Flow

For the 6 months ended February 28, 2003 and February 28, 2002

(in U.S. Dollars)
	2003	2002
Operating activities -
Net loss for the period	$ (105,008)	$ (121,259)

Adjustments to reconcile net loss to net cash
used by operating activities
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable and accrued liabilities	(3,750)	35,540

Net cash used in operations	(108,758)	(85,719)

Financing activity-
Advances from shareholders	-	200,000
Cash provided by financing activity	-	200,000

Change in cash during the period	(108,758)	114,281

Cash, beginning of period	156,540	86,690

Cash, end of period	$ 47,782	$ 200,971

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

Newtech Resources Ltd.

(a development stage company)

( a Nevada company)

Notes to Unaudited Interim Financial Statements

February 28, 2003

1. Operations

The Company was organized under the laws of the State of Nevada on July 28, 1998. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

The accompanying unaudited financial statements have been prepared by Newtech Resources Ltd., in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the unaudited financial statements reflect all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at February 28, 2003, its operating results for the three months and six months ended February 28, 2003 and 2002 and cash flows for the six months ended February 28, 2003 and 2002.

The balance sheet at August 31, 2002 has been derived from the Company's audited financial statements as at that date. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto contained in the Company's Form 10-SB and its amendments filed with the Securities and Exchange Commission.

The results of operations for the six months ended February 28, 2003 are not necessarily indicative of the results that may be expected for future quarters or for the year ended August 31, 2003.

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

February 28, 2003

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

(d) Research

Research expenses are charged to income in the year that they are incurred. Research costs of $ nil (2002- $16,000) and $5,000 ( 2002 - $ 36,000) was expensed for the 3 month and 6 month periods ended February 28, 2003 respectively.

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

3 Licence Fee .

The Company acquired from Kaizen Food Corporation, the exclusive North American rights to market, sell and distribute technology referred to as "Modified Cystatins". As condition of the license agreement, the Company is to pay cash or arrange financing in the amount of $ 40,000 on June 30, 2001 and an additional $ 2,000,000 on June 30, 2004. The Company is required to make quarterly royalty payments of 8% of sales with a minimum annual royalty payment of $ 30,000.

Newtech Resources Ltd.

(a development stage company)

( a Nevada company)

Notes to Unaudited Interim Financial Statements

February 28, 2003

4 Short term borrowings

Feb 28, 2003 Aug 31, 2002

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

There are no warrants or options to purchase common stock as at February 28, 2003.

6. Related party transactions and management services

Joist Management Ltd. is related by management contract to provide administrative and general office services to the Company. None of the shareholders, officers or directors of Joist Management Ltd. are shareholders of Newtech Resources Ltd. The Company paid management fees of $ 60,000 and $ 60,000 for the six months ended February 28, 2003 and February 28, 2002.

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

February 28, 2003

8. Commitment and contingencies

The Company's office space is provided to it on a month to month basis by its management company and is included in its management fee.

9. Cumulative statement of operations since inception

The following supplemental information is provided related to the cumulative statement of operations since inception.

Expenses

Audit and accounting $ 7,300

Bank charges 278

Filing and registration 20,422

Interest income (3,994)

Interest expense 61,425

Legal 31,066

Management fees 559,171

Research 111,000

Total 786,668