Form 10QSB
period 2003-05-31
NEWTECH RESOURCES LTD
filed 2003-07-11
CIK 1080001

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2003.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
                      to               .


                        Commission file number: 000-33255


                             NEWTECH RESOURCES LTD.
        (Exact name of small business issuer as specified in its charter)


             Nevada                             98-0342217
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)



   1818-1177 West Hastings Street, Vancouver, British Columbia, Canada V6E 2K3
              (Address of principal executive office) (Postal Code)


                                 (604) 602-1717
                           (Issuer's telephone number)


 Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No


The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of July 7, 2003 was 11,060,000.

                                TABLE OF CONTENTS

PART I

ITEM 1.  FINANCIAL STATEMENTS.............................................     3

Unaudited Balance Sheet as of May 31, 2003.................................... 4

Unaudited Statement of Operations for the three and nine months ended
May 31, 2003 and 2002......................................................... 5

Unaudited Statement of Cash Flows for the nine months ended May 31, 2003
and 2002....................................................................   6

Notes to Unaudited Financial Statements....................................    7

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION...................................    11

ITEM 3.  CONTROLS AND PROCEDURES............................................  12


PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................  12

SIGNATURES..................................................................  13

INDEX TO EXHIBITS.............................................................15

PART I

ITEM 1.  FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Newtech Resources, Ltd., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.


                             Newtech Resources Ltd.
                          (a development stage company)
                             (a Nevada Corporation)
                              Interim Balance Sheet
                     As at May 31, 2003 and August 31, 2002
                                (in U.S. Dollars)

                                                           ASSETS                      May 31          August
                                                                                    (unaudited)          31
 Current                                                                                     2003             2002
 Cash                                                                                   $   1,981       $  156,540
                                                                                   --------------- ----------------
                                                                                   --------------- ----------------

 Total assets                                                                           $   1,981       $  156,540
                                                                                   =============== ================
                                                        LIABILITIES
 Current
   Accounts payable and accrued liabilities                                             $ 104,825       $  142,950
   Notes payable-shareholders ( Note 4 )                                                  460,000          460,000
                                                                                   --------------- ----------------

 Total liabilities                                                                        564,825          602,950
                                                                                   --------------- ----------------
                                                    DEFICIENCY IN ASSETS
 Capital Stock ( Note 5 )
          Authorized -30,000,000 common shares with par value of $.001
              Issued -11,060,000 common shares ( 2002 - 11,060,000)                        11,060           11,060

 Contributed surplus ( Note 5 )                                                           224,190          224,190
 Deficit                                                                                (798,094)        (681,660)
                                                                                   --------------- ----------------
                                                                                        (562,844)        (446,410)
                                                                                   --------------- ----------------

                                                                                        $   1,981       $  156,540
                                                                                   =============== ================
Commitments (Note 8)

    The accompanying notes are an integral part of these financial statements



                             Newtech Resources Ltd.
                          (a development stage company)
                             (a Nevada Corporation)
                         Unaudited Interim Statement of
                    Operations For the 3 months and 9 months
                       ended May 31, 2003 and May 31, 2002
                                (in U.S. Dollars)

                                                                     3 Months Ended               9 Months Ended
                                                                        2003           2002          2003           2002

Expenses
  Audit and accounting                                               (1,710)              -         (410)              -
  Bank charges                                                             -             18            60             48

  Filing and registration fees                                       (8,102)              -         3,706          5,229
  Interest income                                                          -          (844)             -          (844)
  Interest on notes payable                                           10,575         11,500        33,575         24,500
  Legal                                                                   13          7,533         3,853         14,533
  Management and consulting fees (Note 6)                                650         30,000        60,650         90,000
  Research                                                            10,000         25,000        15,000         61,000
                                                              -----------------------------------------------------------
                                                              ------------------------------

                                                                      11,426         73,207       116,434        194,466
                                                              -----------------------------------------------------------
                                                              ------------------------------

Net loss for the period                                             (11,426)       (73,207)     (116,434)      (194,466)
                                                              ===========================================================
                                                              ==============================


Net loss per common share                                          $ (0.001)      $ (0.007)     $ (0.011)     $  (0.018)
                                                              ===========================================================
                                                              ==============================

Number of common shares outstanding                               11,060,000     11,060,000    11,060,000     11,060,000
                                                              ===========================================================
                                                              ==============================


    The accompanying notes are an integral part of these financial statements



                             Newtech Resources Ltd.
                          (a development stage company)
                             (a Nevada Corporation)
                    Unaudited Interim Statement of Cash Flow
              For the 9 months ended May 31, 2003 and May 31, 2002
                                (in U.S. Dollars)

                                                                                          2003             2002
Operating activities -
Net loss for the period                                                            $ (116,434)      $ (194,466)

Adjustments to reconcile net loss to net cash used by operating activities
  Changes in operating assets and liabilities:
  Increase (decrease) in accounts payable and accrued liabilities                     (38,125)           77,040

                                                                               ---------------- ----------------
Net cash used in operations                                                          (154,559)
                                                                                                      (117,426)
                                                                               ---------------- ----------------


Financing activity-
Advances from shareholders                                                                   -          200,000
                                                                               ---------------- ----------------
Cash provided by financing activity                                                          -
                                                                                                        200,000
                                                                               ---------------- ----------------


Change in cash during the period                                                     (154,559)           82,574


Cash, beginning of period                                                              156,540           86,690
                                                                               ---------------- ----------------


Cash, end of period                                                                    $ 1,981      $    169,264
                                                                               ================ ================

Supplemental Disclosures of Cash Flow Information Cash paid during the period for:

  Interest                                                                      $      -            $    -
                                                                               ================ ================
  Income taxes                                                                  $      -            $    -

                                                                               ================ ================


    The accompanying notes are an integral part of these financial statements



                             Newtech Resources Ltd.
                          (a development stage company)
                               ( a Nevada company)
                 Notes to Unaudited Interim Financial Statements
                                  May 31, 2003

1.   Operations

     The Company was organized under the laws of the State of Nevada on July 28, 1998. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States.

     The accompanying unaudited financial statements have been prepared by Newtech Resources Ltd., in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements.
     Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the unaudited financial statements reflect all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at May 31, 2003, its operating results for the three months and nine months ended May 31, 2003 and 2002 and cash flows for the nine months ended May 31, 2003 and 2002.

     The balance sheet at August 31, 2002 has been derived from the Company's audited financial statements as of that date. These financial statements and the notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-SB and its amendments filed with the Securities and Exchange Commission.

     The results of operations for the nine months ended May 31, 2003 are not necessarily indicative of the results that may be expected for future quarters or the year ended August 31, 2003.


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





                             Newtech Resources Ltd.
                          (a development stage company)
                               ( a Nevada company)
                 Notes to Unaudited Interim Financial Statements
                                  May 31, 2003



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

     (d)   Research

         Research expenses are charged to income in the year that they are incurred. Research costs of $10,000 (2002-$25,000) and $15,000 (
         2002-$61,000) was expensed for the 3 month period and 9 month period ended May 31, 2003 respectively.

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









                             Newtech Resources Ltd.
                          (a development stage company)
                               ( a Nevada company)
                 Notes to Unaudited Interim Financial Statements
                                  May 31, 2003


3.   Licence Fee .

     The Company acquired from Kaizen Food Corporation, the exclusive North
     American rights to market, sell and distribute technology referred to as "Modified Cystatins". As condition of the license agreement, the Company is to pay cash or arrange financing in the amount of $40,000 on June 30, 2001 and an additional $2,000,000 on June 30, 2004. The Company is required to make quarterly royalty payments of 8% of sales with a minimum annual royalty payment of $30,000 with payments to be applied to research costs.

4.   Short term borrowings
                                                           May 31, 2003       August 31, 2002
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

     There are no warrants or options to purchase common stock as at May 31, 2003.

6.   Related party transactions and management services

 Joist   Management   Ltd.  is  related  by   management   contract  to  provide
administrative  and  general  office  services  to  the  Company.  None  of  the shareholders, officers or directors of Joist Management Ltd. are shareholders of
Newtech  Resources Ltd. The Company paid  management fees of $60,000 and $90,000 for the nine months ended May 31, 2003 and May 31, 2002.



                             Newtech Resources Ltd.
                          (a development stage company)
                               ( a Nevada company)
                 Notes to Unaudited Interim Financial Statements
                                  May 31, 2003


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

9.    Cumulative statement of operations since inception

     The following supplemental information is provided related to the cumulative statement of operations since inception.

     Expenses

     Audit and accounting                                                         $ 5,590
     Bank charges                                                                     278
     Filing and registration                                                       12,320
     Interest income                                                               (3,994)
     Interest expense                                                              72,000
     Legal                                                                         31,079
     Management fees                                                              559,821
     Research                                                                     121,000

     Total                                                                        798,094






Item 2.           Management's Plan of Operation.

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

THREE MONTHS ENDED May 31, 2003 and 2002

During the three months ended May 31, 2003, operating expenses totaled $11,426, causing the Company to experience a net loss of $11,426 against no revenues, as compared to a net loss of $73,207 against no revenues for the three months ended
May 31, 2002. The decrease in operating expenses were a result of a decrease in management and consulting fees, filing and registration agent fees and research expenses. However, also during the three months ended May 31, 2003, the Company was seeking additional financing. As such, the company made advances to Kaizen
Food Corporation of $10,000, as compared to $25,000 in advances in May 31, 2002.

The losses per share (fully diluted) was a net loss of $0.001 for the three month period ended May 31, 2003, compared to a net loss of $0.007 for the three month period ended May 31, 2002.

Reference is made to Item 2, "Management's Discussion and Analysis" included in the Company's registration statement on Form 10-KSB for the year ended August
31, 2002, on file with the U.S. Securities and Exchange Commission.

NINE MONTHS ENDED May 31, 2003 and 2002

Operating expenses for the nine months ended May 31, 2003, totaled $116,434 and the Company experienced a net loss of $116,434 against no revenues, as compared to a net loss of $194,466 against no revenues for the nine months ended May 31, 2002. Decreases in operating expenses were the result of a decrease in legal, management and consulting fees, and research expenses.

The losses per share (fully diluted) was a net loss of $0.011 for the nine month period ended May 31, 2003 compared to a net loss of $0.018 for the nine month period ended May 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its cash flow and operations from the sale of stock and notes payable to shareholders. The Company's total cash and cash equivalent position as at May 31, 2003 was $1,981 and as at August 31, 2002 was $156,540.

For the nine months ended May 31, 2003 net cash used in operating activities was ($154,559) compared to cash used in operating activities of ($117,426) for the same period in 2002. Net cash used in operating activities for 2003 consisted mostly of loss from operations and decreases in accounts payable.





Net cash provided by financing activity of $0 for the nine months ended May 31, 2003, and $200,000 for the same period in 2002. Financing activity for 2002 resulted from advances from shareholders.

Working capital deficiency as of May 31, 2003 and August 31, 2002 was ($562,844) and ($446,410) respectively.

Management believes that the limited cash will be sufficient to fund the Company's working capital requirements through the end of its fiscal year, August 31, 2003. However, management recognizes that the continuance of the Company's research and development plans require a cash infusion in the near term. However, the Company has no external sources of liquidity in the form of credit lines from banks and no investment banking agreements are in place.
Management intends to conduct either a public or private placement of its common stock to generate funds for its research and development plans but there is no guarantee that the Company will be able to raise such capital as it becomes necessary.

ITEM 3.  CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for the Company.
The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, the Company has no segregation of duties related to internal controls.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits Exhibits required to be attached by Item 601 of Regulation
         S-B are listed in the Index to Exhibits on page 15 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K.No reports on Form 8-K were filed during the period covered by this report.















                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. In accordance with the requirements of the Securities Exchange Act, this 8th day of July, 2003


NEWTECH RESOURCES LTD.


/s/ Ross Wilmot
Ross Wilmot
President, Chief Financial Officer, and Director




  CERTIFICATION PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
             AS AMENDED, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Ross Wilmot, Chief Executive Officer and Chief Financial Officer of the
Company certify that:

1) I have reviewed this quarterly report on Form 10-QSB of the Company;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5) I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 8, 2003

 /s/ Ross Wilmot
Ross Wilmot
Chief Executive Officer and Chief Financial Officer




                                  EXHIBIT PAGE
NO.      NO.          DESCRIPTION

3(i)        *          Articles of Incorporation of Newtech Resources Ltd.

3(ii)       *          By-laws of Newtech Resources Ltd.

10(i)       *          Option Agreement with Kaizan Food
                       Corporation

10(ii)      *          Letter from Kaizan Food Corporation Granting the Company the Right to Exercise the Option

10(iii)     *          Integra Bioscience Consulting, Inc. - Advisors to Kaizan Food Corporation

99.1       16          Certification Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act
                       of 2002.

99.2        *          Market Assessment and Research Technology Study of Kaizan Technology


* Incorporated by reference to Form 10-SB filed with the Securities and Exchange
Commission on October 16, 2001.































        CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, SECTION 906 OF
                         THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of the Company on Form 10-QSB for the period ended May 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Ross Wilmot, Chief Executive Officer and Chief Financial
Officer of the Company, certify, pursuant to 18 U.S.C. S 1350, S 906 of the
Sarbanes-Oxley Act of 2002, that:

(1) This Form 10-QSB complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act; and

(2) The financial information contained in this Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: July 8, 2003




  /s/ Ross Wilmot
Ross Wilmot
Chief Executive Officer and Chief Financial Officer


