Form 10KSB
period 2003-08-31
NEWTECH RESOURCES LTD
filed 2003-12-15
CIK 1080001

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________ .

Commission file number: 000-33255
NEWTECH RESOURCES, LTD.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0342217
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1818-1177 West Hastings Street, Vancouver, British Columbia, Canada V6E 2K3
(Address of principal executive office) (Zip Code)
(604) 602-1717
(Issuer's telephone number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of each Exchange on Which Registered
Common Stock ($0.001 Par Value)	None

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The registrant's net sales for the year ended August 31, 2003, were $0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $1,693,423 based on the average closing bid and asked prices for the common stock on December 12, 2003.

At December 14, 2003, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 12,543,871.

7

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History.

As used herein the term Company refers to Newtech Resources, Ltd., unless the context indicates otherwise. Newtech Resources, Ltd. was organized under the laws of the State on Nevada on July 27, 1998 and subsequently became involved in the research and development of glycosylated cystatins and non-glycosylated cystatins pursuant to the terms of an option agreement with Kaizen Food Corporation (“Kaizen”). The Company had hoped to manufacture, market and sell glycosylated cystatins and non-glycosylated cystatins to research laboratories. Cystatins are proteins that tightly bind and inhibit the harmful effects of cysteine proteases. Cysteine proteases actively degrade proteins and detrimentally affect human health by facilitating diseases and food spoilage. Glycosylated cystatin enhances activity and maintains stability against heating and degredation while non-glycosylated cystatin enhances activity and stability.

The option agreement, as amended, granted the Company an option to exercise an exclusive North American wide license from Kaizen to manufacture, market, and sub-license the end products of pre-clinical trials of glycosylated cystatins and non-glycosylated cystatins in exchange for funding Kaizan’s research and development. The option agreement required that the Company fund Kaizan in excess of $2,000,000 by June of 2004. Despite Kaizen’s initial successes in scaling up the production of cystatin, the Company has been unable to secure the funding required to enable further research and development. On November 25, 2003 Kaizen placed the Company on notice that it was in default of terms of the amended option agreement. The Company was unable to remedy the default due to its inability to obtain the requisite funding and has since abandoned its agreement with Kaizen.

Selection of a Business.

The Company is now considering other business opportunities either through merger or acquisition that might create value for its shareholders. The Company has no day-to-day operations at the present time. Our sole officer and director devotes limited time and attention to the affairs of the Company. Management has adopted a conservative policy of seeking opportunities that it considers to be of exceptional quality. As a result of that policy the Company may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes upon itself, the greater may be its competitive disadvantages when vying with other acquiring interests or entities.

The Company does not intend to restrict its consideration to any particular business or industry segment, and the Company may consider, among others, finance, brokerage, insurance, transportation, communications, research and development, biotechnology, service, natural resources, manufacturing or high-technology. However, due to the Company’s limited financial resources, the scope and number of suitable candidate business ventures available is limited, and most likely the Company will not be able to participate in more than a single business venture. Accordingly, it is anticipated that the Company will not be able to diversify, but may be limited to one merger or acquisition. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another.

The decision to participate in a specific business opportunity will be made upon management’s analysis of the quality of the other firm’s management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the management of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes.

Since the Company may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that the Company may incur risk due to the failure of the target’s management to have proven its abilities or effectiveness, or the failure to establish a market for the target’s products or services, or the failure to realize profits.

While the Company does not intend to rule out its consideration of any particular business or industry segment, management has determined to focus its principal interest in evaluating development stage companies in the electronic commerce, high- technology, communication technologies, information services and biotechnology industry segments.

The Company will not acquire or merge with any company for which audited financial statements cannot be obtained. It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company’s shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the founders thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company’s participation.

Acquisition of Business.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, the Company’s sole officer and director may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company’s shareholders.

The Company anticipates that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax-free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of our investigation, Company management will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company’s limited financial resources and management expertise.

The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company that target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, the Company’s shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company’s then shareholders.

Operation of Business After Acquisition.

The Company’s operation following its merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. The Company is unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various challenges that cannot be predicted at the present time.

Government Regulation.

The Company cannot anticipate the government regulations, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets to conduct a business that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.

Competition.

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable business opportunities.

Employees.

The Company currently has no employees. Our executive officer devotes as much time to the affairs of the Company as he deems appropriate. Management of the Company uses consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

Reports to Security Holders.

The Company’s annual report will contain audited financial statements. The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders unless requested by same. The Company files all of its required information with the Securities and Exchange Commission (“SEC”).

The public may read and copy any materials that are filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by the Company with the SEC have also been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at http://www.sec.gov.

Board of Directors Committees

The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, we will be required to establish an audit committee.

The board of directors has not yet established a compensation committee.

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings and no director receives any compensation for services rendered as a director. It is likely that we will adopt a provision for compensating directors in the future.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently maintains its offices at 1818-1177 West Hastings Street, Vancouver, British Columbia, Canada V6E 2K3. The Company pays no rent for the use of this address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out the plan of operation described herein.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the period covered by this report.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

The Company’s common stock has been quoted on the Over the Counter Bulletin Board, under the symbol, “NTHR.OB” since October 3, 2002. Trading in the common stock has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions.

                -------------- -------------------------- --------------------- --------------------
                Year           Quarter Ended              High                  Low
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                2003           November 30                $0.32                 $0.11
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               August 31                  $0.53                 $0.17
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               May 31                     $1.00                 $0.40
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               February 28                $1.60                 $0.95
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                2002           November 30                $1.69                 $0.98
                -------------- -------------------------- --------------------- --------------------

Record Holders

As of December 14, 2003, there were approximately 21 shareholders of record holding a total of 12,543,871 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on the Company’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Recent Sales of Unregistered Securities

On August 31, 2003 the Company authorized the issuance of 838,710 shares of common stock to Noni Wee in exchange for debt settlement in the amount of $260,000 plus interest incurred as the result of loans made to the Company evidenced by promissory notes in 2002, 2001, 2000 and 1999, relying on exemptions provided by Section 4(2) and Regulation S of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock in exchange for debt settlement; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the “issuer safe harbor”), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the “resale safe harbor”). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the debt settlement agreement originated, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country.

On August 31, 2003 the Company authorized the issuance of 645,161 shares of common stock to Chaim Ai Nogh in exchange for debt settlement in the amount of $200,000 plus interest incurred as the result of loans made to the Company evidenced by a promissory note in 2001, relying on exemptions provided by Section 4(2) and Regulation S of the Securities Act.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock in exchange for debt settlement; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the debt settlement agreement originated, and ensuring that the person to whom the stock was issued was a non-U.S. person with an address in a foreign country.

ITEM 6 MANAGEMENTS PLAN OF OPERATION

Plan of Operations

The Company’s plan of operation for the coming year, as discussed above, is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits.

The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.

Liquidity and Capital Resources

As of August 31, 2003, the Company had no significant assets. Management believes that the Company does not have sufficient resources to meet the anticipated needs of the Company’s operations through the calendar year ending August 31, 2004 and will have to rely on its major shareholders to contribute sufficient funds to satisfy the cash needs of the Company. However, there can be no assurances to that effect, as the Company has not agreement in place with any of its shareholders to provide funding and no revenues. Further, the Company’s need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no plans to raise additional capital through private placements or the public registration of its securities until a merger or acquisition candidate is identified. The Company projects that if no acquisition candidate is found for the Company within the next twelve months its operating requirements will not exceed $10,000.

The Company in an effort to reduce outstanding liabilities, successfully converted debt of $544,225 incurred from promissory notes held by shareholders of the Company to 1,483,871 shares of the Company’s common stock.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities and an accumulated deficit of $818,796 as of August 31, 2003. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from a suitable business opportunity; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7. FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal year ended August 31, 2003 are attached hereto as pages F-1 through F-11.

NEWTECH RESOURCES LTD.

(A Development Stage Company)

FINANCIAL STATEMENTS

August 31, 2003 and 2002

NEWTECH RESOURCES LTD.
(A Development Stage Company)
INDEX
                                                                                    Page

Independent Auditors' Report of Jones Simkins LLP                                    F-2

Independent Auditors' Report of Bingham and Company
 Chartered Accounts                                                                  F-3

Balance Sheet                                                                        F-4

Statements of Operations                                                             F-5

Statements of Stockholders' Deficit                                                  F-6

Statements of Cash Flows                                                             F-7

Notes to Financial Statements                                                        F-8

INDEPENDENT AUDITORS’ REPORT

To the Stockholders’ and Board
of Directors of Newtech Resources Ltd.

We have audited the accompanying balance sheet of Newtech Resources Ltd. (a development stage company), as of August 31, 2003 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended and the cumulative amounts since inception. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newtech Resources Ltd. (a development stage company), as of August 31, 2003 and the results of its operations and its cash flows for the years then ended and the cumulative amounts since inception, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s revenue generating activities are not in place and the Company has incurred a loss. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JONES SIMKINS LLP

Logan, Utah
December 8, 2003

BINGHAM & COMPANY

Chartered Accountants

300 - 1275 West 6th Avenue	Michael Bingham, C.A.
Vancouver, BC V6H 1A6	David Hovan, M.F.A.,M.B.A.

Tel: (604) 734-5454
Fax: (604) 734-5457

Auditor’s Report

To the Shareholders,
Newtech Resources Ltd.

                We have audited the balance sheets of Newtech Resources Ltd. as at August 31, 2002 and 2001 and the statements of operations (including cumulative loss since inception), cash flow and shareholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2002 and 2001 and the results of its operations, cash flows and shareholders’ equity in accordance with generally accepted accounting principles.

                The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred a loss from operations and requires additional capital to continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, British Columbia	Bingham and Company
September 6, 2002	Chartered Accountants
/s/ Bingham and Company

      NEWTECH RESOURCES LTD.

      (A Development Stage Company)

      BALANCE SHEET

      August 31, 2003

                                   ASSETS

Current assets:
Cash                                                                   $             24

Total current assets                                                   $             24

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities                               $         39,345

Total current liabilities                                                        39,345

Commitments
                                                                                      -

Stockholders' deficit:
Common stock, $.001 par value, 300,000,000 shares
authorized, 12,543,871 shares issued and outstanding                             12,544
Additional paid-in capital                                                      766,931
Deficit accumulated during the development stage                              (818,796)

Total stockholders' deficit                                                    (39,321)

Total liabilities and stockholders' deficit                            $             24

      NEWTECH RESOURCES LTD.

      (A Development Stage Company)

      STATEMENTS OF OPERATIONS

                                                                  Years Ended August 31,             Cumulative
                                                                 2003                2002             Amounts
                                                                 $                  $                   $
Revenue                                                                  -                   -                  -

General and administrative costs                                   137,136             252,690            818,796

               Loss before income taxes                          (137,136)           (252,690)          (818,796)

Provision for income taxes                                               -                   -                  -

               Net loss                                  $       (137,136)  $        (252,690)  $       (818,796)

Loss per common share - basic and diluted                $          (0.01)  $           (0.02)

Weighted average common shares -
   basic and diluted                                            11,064,000          11,060,000

NEWTECH RESOURCES LTD.

(A Developmental Stage Company)

STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

July 27, 1998 ( Date of Inception) to August 31, 2003

                                                                                                        Deficit
                                                                                                      Accumulated
                                                                                       Additional     During the
                                                              Common Stock              Paid-in      Development
                                                          Shares          Amount        Capital          Stage            Total
Balance at July 27, 1998 (date of inception)                    -       $         -     $      -     $           -       $        -

Issuance of common stock to founders                       2,750,000         2,750             -                 -            2,750

Issuance of common stock                                   8,250,000         8,250        74,250                 -           82,500

Issuance of common stock                                      60,000            60       149,940                 -          150,000

Net loss                                                           -             -             -         (134,464)        (134,464)

Balance at August 31, 1999                                11,060,000        11,060       224,190         (134,464)          100,786

Net loss                                                           -            -             -          (126,944)        (126,944)

Balance at August 31, 2000                                11,060,000        11,060       224,190         (261,408)         (26,158)

Net loss                                                           -             -             -          (167,562)       (167,562)

Balance at August 31, 2001                                11,060,000        11,060       224,190         (428,970)        (193,720)

Net loss                                                           -             -             -         (252,690)        (252,690)

Balance at August 31, 2002                                11,060,000        11,060       224,190         (681,660)        (446,410)

Issuance of common stock for related
 party notes payable
                                                           1,483,871         1,484       542,741                 -          544,225
Net loss
                                                                   -             -             -         (137,136)        (137,136)

Balance at December 31, 2002                              12,543,871  $     12,544  $    766,931     $   (818,796)    $    (39,321)

      NEWTECH RESOURCES LTD.

      (A Development Stage Company)

      STATEMENTS OF CASH FLOWS

                                                                        Years Ended August 31,            Cumulative
                                                                        2003              2002             Amounts
Cash flows from operating activities:
Net loss                                                         $      (137,136)         (252,690)          (818,796)
Adjustments to reconcile net loss to net cash
used in operating activities:
Decrease in prepaid expenses                                                                  8,000
                                                                                -                                    -
Increase (decrease) in accounts payable and
 accrued liabilities                                                     (19,380)           114,540            123,570

Net cash used in operating activities                                   (156,516)         (130,150)          (695,226)

Cash flows from investing activities:
                                                                                -                 -                  -

Cash flows from financing activities:
Related party notes payable                                                                 200,000            460,000
                                                                                -
Issuance of common stock                                                                                       235,250
                                                                                -                 -

Net cash provided by financing activities                                                   200,000            695,250
                                                                                -

Net increase (decrease) in cash                                         (156,516)            69,850
                                                                                                                    24

Cash, beginning of period                                                 156,540            86,690
                                                                                                                     -

Cash, end of period                                              $             24            156,540                24

NEWTECH RESOURCES LTD

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2003 and 2002

Note 1 – Organization and Summary of Significant Accounting Policies

Organization

The Company was organized under the laws of the State of Nevada on July 27, 1998 (date of inception). The Company proposes to seek business ventures that will allow for long-term growth. Further, the Company is considered a development stage company as defined in SFAS No. 7 and has not, thus far, commenced planned principal operations.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards.

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at August 31, 2003 and 2002.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

NEWTECH RESOURCES LTD

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2003 and 2002

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

Certain amounts in the 2002 financial statements have been reclassified to conform to the current year presentation.

Note 2 — Going Concern

As of August 31, 2003, the Company’s revenue generating activities are not in place, and the Company has incurred a loss for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional funding through debt or equity financing. There can be no assurance that such funds will be available to the Company, or available on terms acceptable to the Company.

Note 3 – Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                                                                            Years Ended August 31,
                                                                           2003                2002

Income tax benefit at statutory rate                             $        (46,000)           (85,000)
Change in valuation allowance                                              46,000             85,000

                                                                 $          -                   -

Note 3 – Income Taxes (continued)

Deferred tax assets are as follows at August 31, 2003:

Operating loss carryforwards	$ 277,000

NEWTECH RESOURCES LTD

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2003 and 2002

Valuation allowance	(277,000)
$ -

The Company has net operating loss carryforwards of approximately $818,000, which begin to expire in the year 2019. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

Note 4 – Supplemental Cash Flow Information

During the year ended August 31, 2003 the Company issued 1,483,871 shares of common stock in exchange for related party notes payable and accrued interest of $460,000 and $84,225, respectively.

During the years ended August 31, 2003 and 2002 The Company paid interest of approximately $45,000 and $36,000, respectively.

No amounts have been paid for income taxes since inception.

Note 5 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and payables. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items.

Note 6 – Related Party Transactions

During the year ended August 31, 2003 the Company and the former officers of the Company agreed to convert related party notes payable into common stock (see Note 4).

Note 7 – Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation — Transition and Disclosure, an Amendment to SFAS 123 (SFAS 148). The new guidance provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Statement is effective for fiscal years ending after December 15, 2002 for transition guidance and annual disclosure provisions. This

NEWTECH RESOURCES LTD

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2003 and 2002

statement is not expected to have a material effect on the Company’s financial position or results of operations.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging (SFAS 149). This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The Statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. This statement is not expected to have a material effect on the Company’s financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150). The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003. This statement is not expected to have a material effect on the Company’s financial position or results of operations.

Note 8 – Subsequent Event

The Company had entered into an agreement with Kaizen Food Corporation for the exclusive rights to market, sell and distribute certain technology. The agreement required the Company to make certain minimum payments and periodic royalty payments. On November 25, 2003, the Company was notified by Kaizen Food Corporation that the agreement was being terminated due to the Company being in default under the terms of the agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 3, 2003, the Company dismissed Bingham and Company (“Bingham”) the principal accountant previously engaged to audit the Company’s financial statements and retained Jones Simkins LLP (“Jones”) as the principal accountants to replace Bingham. The Company’s board of directors approved the change of accountants from Bingham to Jones.

The audit reports of Bingham on the Company’s financial statements for the fiscal years ending August 31, 2002 and August 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except such reports were modified to include an explanatory paragraph for a going concern uncertainty.

In connection with the audits of the fiscal years ending August 31, 2002 and August 31, 2001 including the subsequent interim periods since engagement through November 3, 2003, the date of dismissal, the Company had no disagreements with Bingham with respect to accounting or auditing issues of the type discussed in Item 304(a)(iv) of Regulation S-B. Had there been any disagreements that were not resolved to their satisfaction, such disagreements would have caused Bingham to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B).

During the fiscal years ending August 31, 2002 and August 31, 2001 including the subsequent interim periods since engagement through November 3, 2003, the date of Bingham’s dismissal, and prior to the appointment of Jones, the Company (or anyone on its behalf) did not consult with Jones regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. Since there were no disagreements or reportable events (as defined in Item 304(a)(2) of Regulation S-B), the Company did not consult Jones in respect to these matters during the time periods detailed herein.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The officers and directors of the Company as of December 14, 2003 are as follows:

 Name                           Age     Position

 Ross Wilmot                    59      chief executive officer, chief financial officer and director

Mr.     Wilmot was appointed as an officer and director of the Company on March 31, 2003. He estimates that he will spend approximately 10 percent of his time, approximately 5 hours per week, on the Company’s business during the next 12 months. He also has significant responsibilities with other companies, as detailed in the following paragraph. He will serve until an annual meeting of the Company’s shareholders and his successor is elected and qualified. Thereafter, directors will be elected for one-year terms at the annual shareholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement.

Mr.     Wilmot is a Chartered Accountant. He serves in the following capacities with other companies: ASP Ventures, a public shell company, director and president (from January 1999 to present), ComCam, Inc., a public telecommunications technology company, director and secretary (from March 2001 to present), CTF Technologies, Inc., a public fleet management systems company, director and chief financial officer (from July 1996 to present), Intacta Technologies, Inc., a public telecommunications software company, director (October 1997 to present), and chief financial officer (October 1997 to May 2001), Multivision Communications Corp., a public cable company, director (August 1995 to June 2001) and chief financial officer (August 1995 to present), Newtech Resources, a public biotechnology development company, director and chief executive officer (March 2003 to present), Orex Ventures, Inc., a public mineral resource exploration company, director and chief executive officer (May 2001 to present), Orko Gold Corp., a public mineral resource exploration company, director (May 1997 to present), chief executive officer (May 2001 to November 2003) and chief financial officer (November 2003 to present), Quantum Power Corporation, a public shell company, director and chief executive officer (March 2001 to present), Sudamet Resources, Ltd., a public mineral resource exploration company, director and chief executive officer (April 2001 to present), Verb Exchange, Inc., a public communications company, director and chief executive officer (June 2002 to present), Paloma Ventures, Inc., a public mineral resource exploration company, director (April 1996 to August 2002), chief executive officer (April 1996 to August 2002) and secretary (April 1996 to April 1999), Briyante Software Corp., a public software company director (January 1999 to June 2003)and chief executive officer (March 2001 to June 2003), Breckenridge Resources, Ltd., a public mineral resource exploration company, director (February 1999-June 2003) and vice-president of finance (January 1995 to February 1999), Earth Star Diamonds, Ltd., a public mineral resources exploration company, director and chief executive officer (June 2003 to November 2003), Neuer Kapital Corp. a public mineral resources exploration company, director (April 1997 to August 2003) and chief financial officer (January 1997 to August 2003), Imagis Technologies, Inc., a public software technology development company, chief financial officer (February 1999 to August 2002), Radical Elastomers, Inc., a public plastics manufacturer, director April 1997 to June 2002) and vice president of finance (June 1996 to December 2000), Starsoft, Inc., a public shell company, director and chief executive officer September 2003 to November 2003).

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of the following individuals or entities who during the period ended August 31, 2003 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

Ross Wilmot failed to file a Form 3 or Form 5 despite his appointment as a director and officer of the Company on March 31, 2003.

Terry Woo failed to file a Form 3 or Form 5 despite his appointment as a director and officer of the Corporation on July 27, 1998. Mr. Woo resigned as an officer and director on March 31, 2003.

Chui Keung Ho failed to file a Form 3 or Form 5 despite his appointment as a director and officer of the Corporation on September 30, 2000. Mr. Ho resigned as an officer on March 31, 2003 and as a director on July 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2003, 2002 and 2001 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the chief executive officer and the only other employee to receive compensation in excess of $100,000.

                                                      SUMMARY COMPENSATION TABLE

-------------------------------- ---------------------------------- -------------------------------------------------------
                                            Annual Compensation                     Long Term Compensation
                                                                    -------------------------------------------------------
------------------------------------------------------------------- ---------------------------- --------------------------
                                                                              Awards                      Payouts
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------
                                                                                    Securities
                                                                     Restricted     Underlying
                                                     Other Annual       Stock        Options     LTIP         All Other
   Name and Principal             Salary    Bonus    Compensation     Award(s)         SARs       payouts    Compensation
        Position          Year     ($)       ($)         ($)             ($)           (#)          ($)          ($)
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------
      Ross Wilmot,        2003      -         -           -               -             -            -            -
    Chief Executive       2002      -         -           -               -             -            -            -
     Officer, Chief       2001      -         -           -               -             -            -            -
   Financial Officer
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------
       Terry Woo*         2003      -         -           -               -             -            -            -
    Chief Executive       2002      -         -           -               -             -            -            -
     Officer, Chief       2001      -         -           -               -             -            -            -
   Financial Officer
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------

* Mr. Woo resigned as a director and officer of the Company on March 31, 2003.

Compensation of Directors

The Company’s director is not currently compensated for his service as a director of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of December 14, 2003, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.

-------------------- ---------------------------------- ------------------------------------ -----------------------
  Title of Class      Name and Address of Beneficial      Amount and nature of Beneficial       Percent of Class
                                 Ownership                           Ownership
-------------------- ---------------------------------- ------------------------------------ -----------------------
-------------------- ---------------------------------- ------------------------------------ -----------------------
   Common Stock                 Ross Wilmot                              0                             0%
-------------------- ---------------------------------- ------------------------------------ -----------------------
-------------------- ---------------------------------- ------------------------------------ -----------------------
   Common Stock         All Executive Officers and                       0                             0%
                           Directors as a Group
-------------------- ---------------------------------- ------------------------------------ -----------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No director, executive officer, nominee for election as a director of the Company, owner of five percent of more of the Company’s outstanding shares, or member of their immediate family, has entered into any related transaction during the last two years.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits.  Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 16 of this Form 10-KSB, which is incorporated herein by reference.

(b)           Reports on Form 8-K.  The Company filed no Form 8K's during the last quarter of the period covered by this Form 10-KSB.

ITEM 14. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of August 31, 2003, the chief executive officer and chief financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of August 31, 2003, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of December 2003 <PRE>

      Newtech Resources, Ltd.

      /s/ Ross Wilmot

      Ross Wilmot, Chief Executive Officer, Chief Financial Officer andDirector

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                                          Date
/s/ Ross Wilmot                          Director                                       December 14, 2003
Ross Wilmot

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Commission on October 16, 2001).
3(ii)	*	By-laws of the Company (incorporated by reference to the Form 10-SB filed with the Commission on October 16, 2001).
10(i)	*	Option Agreement between the Company and Kaizen Food Corporation (incorporated by reference to the Form 10-SB filed with the Commission on October 16, 2001).
10(ii)	*	Amended Option Agreement between the Company and the Kaizen Food Corporation (incorporated by reference to the Form 10-SB/A filed with the Commission on June 3, 2002).
10(iii)	Attached	Debt Settlement Agreement between the Company and Noni Wee.
10(iv)	Attached	Debt Settlement Agreement between the Company and Chaim Ai Ngoh.
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.