Form 10QSB
period 2003-11-30
NEWTECH RESOURCES LTD
filed 2004-01-20
CIK 1080001

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2003.

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

Yes X No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of January 16, 2003 was 12,543,871.

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Newtech Resources Ltd., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                             NEWTECH RESOURCES LTD.
                                         (A Development Stage Company)
                                            UNAUDITED BALANCE SHEET
                                               November 30, 2003

                                          ASSETS

Current assets:
   Cash                                                                                         $             24
                                                                                                   --------------

     Total current assets                                                                       $             24
                                                                                                   ==============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued liabilities                                                     $         44,957
                                                                                                   --------------

     Total current liabilities                                                                            44,957
                                                                                                   --------------

Commitments                                                                                                    -

Stockholders' deficit:
   Common stock, $.001 par value, 300,000,000 shares
     authorized, 12,543,871 shares issued and outstanding                                                 12,544
   Additional paid-in capital                                                                            766,931
   Deficit accumulated during the development stage                                                    (824,408)
                                                                                                   --------------

     Total stockholders' deficit                                                                        (44,933)
                                                                                                   --------------

     Total liabilities and stockholders' deficit                                                $             24
                                                                                                   ==============

                               The accompanying notes are an integral part of these financial statements

                                              NEWTECH RESOURCES LTD.
                                          (A Development Stage Company)
                                        UNAUDITED STATEMENTS OF OPERATIONS

                                                                         Three Months
                                                                      Ended November 30,              Cumulative
                                                               ---------------------------------
                                                                   2003               2002              Amounts
                                                               --------------     --------------     --------------

Revenue                                                    $               -  $               -  $               -

General and administrative costs                                       5,612             62,368            824,408
                                                               --------------     --------------     --------------

               Loss before income taxes                              (5,612)           (62,368)          (824,408)

Provision for income taxes                                                 -                  -                  -
                                                               --------------     --------------     --------------

               Net loss                                    $         (5,612)  $        (62,368)  $       (824,408)
                                                               ==============     ==============     ==============

Loss per common share - basic and diluted                  $           (.00)  $           (.01)
                                                               ==============     ==============

Weighted average common shares -
   basic and diluted                                              12,544,000         11,060,000
                                                               ==============     ==============

                               The accompanying notes are an integral part of these financial statements

                                               NEWTECH RESOURCES LTD.
                                            (A Development Stage Company)
                                         UNAUDITED STATEMENTS OF CASH FLOWS

                                                                              Three Months
                                                                           Ended November 30,            Cumulative
                                                                     -------------------------------
                                                                         2003              2002            Amounts
                                                                     --------------    -------------    --------------
Cash flows from operating activities:

   Net loss                                                      $         (5,612)         (62,368)        (824,408)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Increase (decrease) in accounts payable and

        accrued liabilities                                                  5,612         (19,500)          129,182
                                                                     --------------    -------------    --------------

       Net cash used in operating activities                                     -         (81,868)        (695,226)
                                                                     --------------    -------------    --------------

Cash flows from investing activities:                                            -                -                 -
                                                                     --------------    -------------    --------------

Cash flows from financing activities:

   Related party notes payable                                                   -                -          460,000

   Issuance of common stock                                                      -                -          235,250
                                                                     --------------    -------------    --------------

       Net cash provided by financing activities                                 -                -          695,250
                                                                     --------------    -------------    --------------

       Net increase (decrease) in cash                                           -         (81,868)               24

Cash, beginning of period                                                       24          156,540                -
                                                                     --------------    -------------    --------------

Cash, end of period                                              $              24           74,672               24
                                                                     ==============    =============    ==============

                               The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

November 30, 2003

Note 1 — Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended August 31, 2003, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended August 31, 2004.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year ended August 31, 2003, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 — Going Concern

At November 30, 2003 the Company has an accumulated deficit, has incurred losses since inception as well as negative cash flow from operations. These conditions raise substantial doubt about he ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is subject to obtaining necessary funding from outside sources. There can be no assurance that the Company will be successful in these efforts.

Note 4 – Supplemental Cash Flow Information

During the three months ended November 30, 2003 and 2002 The Company paid interest of approximately $0 and $12,000, respectively.

No amounts have been paid for income taxes since inception.

During the year ended August 31, 2003 the Company issued 1,483,871 shares of common stock in exchange for related party notes payable and accrued interest of $460,000 and $84,225, respectively.

Item 2. Management’s Plan of Operation

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

Liquidity and Capital Resources

As of November 30, 2003, the Company had no significant assets. Management believes that the Company does not have sufficient resources to meet the anticipated needs of the Company’s operations through the calendar year ending August 31, 2004 and will have to rely on its major shareholders to contribute sufficient funds to satisfy the cash needs of the Company. However, there can be no assurances to that effect, as the Company has not agreement in place with any of its shareholders to provide funding and no revenues. The Company’s need for capital may also change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no immediate plans to raise additional capital through private placements or the public registration of its securities until a merger or acquisition candidate is identified. The Company projects that if no acquisition candidate is found for the Company within the next twelve months that its operating requirements will not exceed $10,000.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities and an accumulated deficit of $824,408 as of November 30, 2003. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize profitable operations and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from a suitable business opportunity; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to continue as a going concern, there can be no assurances that such efforts will be successful.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of November 30, 2003, the chief executive officer and chief financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of November 30, 2003, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 11 of this Form 10-QSB, and are incorporated herein by this reference.

(b)	Reports on Form 8-K. The following reports were filed on Form 8-K during the period covered by this report.

(1)	On November 6, 2003, the Company reported the dismissal of Bingham and Company as the Company’s independent auditor and the appointment of Jones Simkins LLP as the Company’s new independent auditor.

(2)	On November 11, 2003, the Company amended its report disclosing the dismissal of Bingham and Company as the Company’s independent auditor and the appointment of Jones Simkins LLP as the Company’s new independent auditor.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. In accordance with the requirements of the Securities Exchange Act, this 16th day of January, 2004

NEWTECH RESOURCES LTD.

/s/ Ross Wilmot Ross Wilmot
Chief Executive Officer,
Chief Financial Officer, and Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Commission on October 16, 2001).
3(ii)	*	By-laws of the Company (incorporated by reference to the Form 10-SB filed with the Commission on October 16, 2001).
10(i)	*	Option Agreement between the Company and Kaizen Food Corporation (incorporated by reference to the Form 10-SB filed with the Commission on October 16, 2001).
10(ii)	*	Amended Option Agreement between the Company and the Kaizen Food Corporation (incorporated by reference to the Form 10-SB/A filed with the Commission on June 3, 2002).
10(iii)	*	Debt Settlement Agreement between the Company and Noni Wee (incorporated by reference to the Form 10-KSB filed with the Commission on December 15, 2003).
10(iv)	*	Debt Settlement Agreement between the Company and Chaim Ai Ngoh (incorporated by reference to the Form 10-KSB filed with the Commission on December 15, 2003).
31	Attached

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