Form 10QSB
period 2004-02-29
NEWTECH RESOURCES LTD
filed 2004-03-29
CIK 1080001

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 29, 2004.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ___________

Commission file number: 000-33255
NEWTECH RESOURCES LTD.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0342217
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1818-1177 West Hastings street, Vancouver, British Columbia, Canada V6E 2K3
(Address of principal executive office) (Zip Code)
(604) 602-1717
(Issuer's telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 da

Yes X No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of March 26, 2004 was 12,543,87

PART I

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

NEWTECH RESOURCES LTD.

(A Development Stage Company)

UNAUDITED BALANCE SHEET

February 29, 2004

                                       ASSETS

Current assets - cash                                                                    $                 24
                                                                                            -------------------

     Total current assets                                                                $                 24
                                                                                            ===================

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                                                               54,387
                                                                                            -------------------

     Total current liabilities                                                                         54,387
                                                                                            -------------------

Stockholders' deficit:
   Common stock, $.001 par value, 300,000,000 shares
     authorized,12,543,871 shares issued and outstanding                                               12,544
   Additional paid-in capital                                                                         766,931
   Deficit accumulated during the development stage                                                 (833,838)
                                                                                            -------------------

     Total stockholders' deficit                                                                     (54,363)
                                                                                            -------------------

       Total liabilities and stockholders' deficit                                       $                 24
                                                                                            ===================

                               The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.

(A Development Stage Company)

UNAUDITED STATEMENTS OF OPERATIONS

                                                                            Three Months Ended                     Six Months Ended
                                                                               February 29,                          February 29,                  Cumulative
                                                                    -----------------------------------   -----------------------------------
                                                                         2004               2003               2004                2003              Amounts
                                                                    ---------------    ----------------   ----------------    ---------------    ----------------

Revenue                                                         $                -                   -                  -                  -                   -

General and administrative costs                                             9,430              42,640             15,042            105,008             833,838
                                                                    ---------------    ----------------   ----------------    ---------------    ----------------

     Loss before income taxes                                              (9,430)            (42,640)           (15,042)          (105,008)           (833,838)

Provision for income taxes                                                       -                   -                  -                  -                   -
                                                                    ---------------    ----------------   ----------------    ---------------    ----------------

     Net Loss                                                   $          (9,430)            (42,640)           (15,042)          (105,008)           (833,838)
                                                                    ===============    ================   ================    ===============    ================

Loss per common share - basic and diluted                       $                -                   -                  -                  -
                                                                    ===============    ================   ================    ===============

Weighted average common shares -
   basic and diluted                                                    12,544,000          11,060,000         12,544,000         11,060,000
                                                                    ===============    ================   ================    ===============

                               The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.

(A Development Stage Company)

UNAUDITED STATEMENTS OF CASH FLOWS

                                                                         Six Months Ended
                                                                           February 29,                 Cumulative
                                                                  --------------------------------
                                                                      2004              2003             Amounts
                                                                  --------------    --------------    ---------------
Cash flows from operating activities:

   Net loss                                                   $        (15,042)         (105,008)          (833,838)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Increase (decrease) in accounts payable

             and accrued expenses                                        15,042           (3,750)            138,612
                                                                  --------------    --------------    ---------------

       Net cash used in operating activities                                  -         (108,758)          (695,226)
                                                                  --------------    --------------    ---------------

Cash flows from investing activities:                                         -                 -                  -
                                                                  --------------    --------------    ---------------

Cash flows from financing activities:

   Increase in related party payable                                          -                 -            460,000

   Issuance of common stock                                                   -                 -            235,250
                                                                  --------------    --------------    ---------------

       Net cash provided by financing activities                              -                 -            695,250
                                                                  --------------    --------------    ---------------

       Net increase (decrease) in cash                                        -         (108,758)                 24

Cash, beginning of period                                                    24           156,540                  -
                                                                  --------------    --------------    ---------------

Cash, end of period                                           $              24            47,782                 24
                                                                  ==============    ==============    ===============

                               The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

February 29, 2004

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

Note 3 — Going Concern

At February 29, 2004 the Company has an accumulated deficit, has incurred losses since inception as well as negative cash flow from operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is subject to obtaining necessary funding from outside sources. There can be no assurance that the Company will be successful in these efforts.

Note 4 – Supplemental Cash Flow Information

During the six months ended February 29, 2004 and February 28, 2003 the Company paid no interest.

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

The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing except that understanding contained in a letter of intent executed subsequent to the end of this reporting period with Dr. Jyoti Ghosh and German Pharmaceuticals Limited which anticipates the Company’s acquisition of an exclusive worldwide license (excluding India and Germany) to market the Arogya II compound developed for the treatment of diabetes mellitus type II in exchange for a usage license fee and a royalty fee on units of the Arogya II compound sold. The letter of intent also entitles the Company to a right of first refusal in respect to acquiring the same rights relating to any other formulations Dr. Ghosh or German Pharmaceuticals Ltd. might currently offer or develop in the future. The execution of a definitive agreement remains subject to the satisfactory completion of due diligence by all parties to the letter of intent.

Liquidity and Capital Resources

As of February 29, 2004, the Company had no significant assets. Management believes that the Company does not have sufficient resources to meet the anticipated needs of the Company’s operations through the calendar year ending August 31, 2004 and will have to rely on its major shareholders to contribute sufficient funds to satisfy the cash needs of the Company. However, there can be no assurances to that effect, as the Company has no agreement in place with any of its shareholders to provide funding and no revenues. The Company’s need for capital may also change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no immediate plans to raise additional capital through private placements or the public registration of its securities until a merger or acquisition candidate is identified. The Company projects that if no acquisition candidate is found for the Company within the next twelve months that its operating requirements will not exceed $10,000.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities and an accumulated deficit of $833,838 as of February 29, 2004. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize profitable operations and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from a suitable business opportunity; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to continue as a going concern, there can be no assurances that such efforts will be successful.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of February 29, 2004, the chief executive officer and chief financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of February 29, 2004, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 11 of this Form 10-QSB, and are incorporated herein by this reference.

(b)	Reports on Form 8-K. The Company filed no reports on Form 8-K during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. In accordance with the requirements of the Securities Exchange Act, this 26th day of March, 2004

NEWTECH RESOURCES LTD.

/s/ Ross Wilmot

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

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.