Form 10QSB
period 2004-05-31
NEWTECH RESOURCES LTD
filed 2004-06-16
CIK 1080001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[**X**] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **May 31, 2004**.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _______.

Commission file number: **000-33255**

NEWTECH RESOURCES LTD.

(Exact name of small business issuer as specified in its charter)

Nevada	**98-0342217**
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2610-1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2
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

Yes **X** No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of June 11, 2004 was 12,686,996.

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Newtech Resources Ltd., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

3

NEWTECH RESOURCES LTD.
(A Development Stage Company)
UNAUDITED BALANCE SHEET
May 31, 2004

ASSETS

Current assets - cash	$	-
Total current assets	$	-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:		
Accounts payable	$	47,981
Total current liabilities		47,981
Commitments		
Stockholders' deficit:		
Common stock, $.001 par value, 30,000,000 shares authorized, 12,543,871 shares issued and outstanding		12,544
Additional paid-in capital		766,931
Deficit accumulated during the development stage		(827,456)
Total stockholders' deficit		(47,981)
Total liabilities and stockholders' deficit	$	-

The accompanying notes are an integral part of these financial statements

4

NEWTECH RESOURCES LTD.

(A Development Stage Company)

UNAUDITED STATEMENTS OF OPERATIONS

		Three Months Ended May 31,		Nine Months Ended May 31,		Cumulative
		2004	2003	2004	2003	Amounts
Revenue	$	-	-	-	-	-
General and administrative costs		18,618	11,426	33,660	116,434	852,456
Loss before income taxes and extraordinary item		(18,618)	(11,426)	(33,660)	(116,434)	(852,456)
Provision for income taxes		-	-	-	-	-
Loss before extraordinary item		(18,618)	(11,426)	(33,660)	(116,434)	(852,456)
Extraordinary item - gain on forgiveness of debt, net of taxes of $0		25,000	-	25,000	-	25,000
Net income (loss)	$	6,382	(11,426)	(8,660)	(116,434)	(827,456)
Loss per common share - basic and diluted	$	-	-	-	(.01)	
Weighted average common shares - basic and diluted		12,544,000	11,060,000	12,544,000	11,060,000	

The accompanying notes are an integral part of these financial statements

5

NEWTECH RESOURCES LTD.
(A Development Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS

		Nine Months Ended May 31,		Cumulative
		2004	2003	Amounts
Cash flows from operating activities:				
Net loss	$	(8,660)	(116,434)	(827,456)
Adjustments to reconcile net loss to net cash used in operating activities:				
Increase (decrease) in accounts payable and accrued expenses		8,636	(38,125)	132,206
Net cash used in operating activities		(24)	(154,559)	(695,250)
Cash flows from investing activities:		-	-	-
Cash flows from financing activities:				
Increase in related party payable		-	-	460,000
Issuance of common stock		-	-	235,250
Net cash provided by financing activities		-	-	695,250
Net decrease in cash		(24)	(154,559)	-
Cash, beginning of period		24	156,540	-
Cash, end of period	$	-	1,981	-

The accompanying notes are an integral part of these financial statements

6

NEWTECH RESOURCES LTD.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
May 31, 2004

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended August 31, 2003, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended August 31, 2004.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year ended August 31, 2003, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 - Going Concern

At May 31, 2004 the Company has an accumulated deficit, has incurred losses since inception as well as negative cash flow from operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's ability to continue as a going concern is subject to obtaining necessary funding from outside sources. There can be no assurance that the Company will be successful in these efforts.

Note 4 – Supplemental Cash Flow Information

During the nine months ended May 31, 2004 and 2003 the Company paid no interest.

No amounts have been paid for income taxes since inception.

During the year ended August 31, 2003 the Company issued 1,483,871 shares of common stock in exchange for related party notes payable and accrued interest of $460,000 and $84,225, respectively.

Note 5 – Extraordinary Item

During the quarter ended May 31, 2004, the Company was able to extinguish accounts payable of $25,000 without the use of any of the Company's assets.

7

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year, as discussed above, is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits.

The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing except that understanding contained in a letter of intent executed during this reporting period with Dr. Jyoti Ghosh and German Pharmaceuticals Limited which anticipates the Company's acquisition of an exclusive worldwide license (excluding India and Germany) to market the Arogya II compound developed for the treatment of diabetes mellitus type II in exchange for a usage license fee and a royalty fee on units of the Arogya II compound sold. The letter of intent also entitles the Company to a right of first refusal in respect to acquiring the same rights relating to any other formulations Dr. Ghosh or German Pharmaceuticals Ltd. might currently offer or develop in the future. The execution of a definitive agreement remains subject to the satisfactory completion of due diligence by all parties to the letter of intent. The Company is yet to make any determination as to whether it will proceed to a definitive agreement with Dr. Joyti Ghosh and German Pharmaceuticals Limited.

Liquidity and Capital Resources

As of May 31, 2004, the Company had no significant assets. Management believes that the Company does not have sufficient resources to meet the anticipated needs of the Company's operations through the calendar year ending August 31, 2004 and will have to rely on its major shareholders to contribute sufficient funds to satisfy the cash needs of the Company. However, there can be no assurances to that effect, as the Company has no agreement in place with any of its shareholders to provide funding and no revenues. The Company's need for capital may also change dramatically if it acquires an interest in a business opportunity during that period. Further, the Company has no immediate plans to raise additional capital through private placements or the public registration of its securities until a merger or acquisition candidate is identified. The Company projects that if no acquisition candidate is found for the Company within the next twelve months that its operating requirements will not exceed $10,000.

Going Concern

The Company's audit expressed substantial doubt as to the Company's ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities and an accumulated deficit of $827,456 as of May 31, 2004. The Company's ability to continue as a going concern is subject to the ability of the Company to realize profitable operations and /or obtain funding from outside sources. Management's plan to address the Company's ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company's securities; (3) establishing revenues from a suitable business opportunity; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to continue as a going concern, there can be no assurances that such efforts will be successful.

8

ITEM 3. CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of May 31, 2004, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of May 31, 2004, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company's internal controls over financial reporting or in any other areas that could significantly affect the Company's internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 11 of this Form 10-QSB, and are incorporated herein by this reference.

(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the period covered by this report.

9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. In accordance with the requirements of the Securities Exchange Act, this 15th day of June, 2004

NEWTECH RESOURCES LTD.

/s/ Ross Wilmot
Ross Wilmot
Chief Executive Officer, Chief Financial Officer, and Director

10

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Commission on October 16, 2001)
3(ii)	*	By-laws of the Company (incorporated by reference to the Form 10-SB filed with the Commission on October 16, 2001)
10(i)	*	Option Agreement between the Company and Kaizen Food Corporation (incorporated by reference to the Form 10-SB filed with the Commission on October 16, 2001)
10(ii)	*	Amended Option Agreement between the Company and the Kaizen Food Corporation (incorporated by reference to the Form 10-SB/A filed with the Commission on June 3, 2002)
10(iii)	*	Debt Settlement Agreement between the Company and Noni Wee (incorporated by reference to the Form 10-KSB filed with the Commission on December 15, 2003)
10(iv)	*	Debt Settlement Agreement between the Company and Chaim Ai Ngoh (incorporated by reference to the Form 10-KSB filed with the Commission on December 15, 2003)
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 200

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002