Form 10QSB
period 2005-02-28
NEWTECH RESOURCES LTD
filed 2005-04-13
CIK 1080001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended **February 28, 2005**.

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

Yes **X** No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of April 10, 2005 was 20,186,996.

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

NEWTECH RESOURCES LTD.

(A Development Stage Company)

UNAUDITED BALANCE SHEET

February 28, 2005

ASSETS

Current assets:		
Cash	$	5,526
Advances receivable		20,500
Total current assets	$	26,026

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:		
Accounts payable		41,108
Total current liabilities		41,108
Stockholders' deficit:		
Common stock, $.001 par value, 30,000,000 shares authorized, 20,186,996 shares issued and outstanding		20,187
Additional paid-in capital		848,601
Accumulated deficit		(883,870)
Total stockholders' deficit		(15,082)
Total liabilities and stockholders' deficit	$	26,026

The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.

(A Development Stage Company)

UNAUDITED STATEMENTS OF OPERATIONS

		Three Months Ended February 28 and 29,		Six Months Ended February 28 and 29,		Cumulative Amounts
		2005	2004	2005	2004	
Revenue	$	-	-	-	-	-
General and administrative costs		17,294	9,430	44,478	15,042	908,870
Loss before income taxes & extraordinary item		(17,294)	(9,430)	(44,478)	(15,042)	(908,870)
Provision for income taxes		-	-	-	-	-
Loss before extraordinary item		(17,294)	(9,430)	(44,478)	(15,042)	(908,870)
Extraordinary item - gain on forgiveness of debt		-	-	-	-	25,000
Net Loss	$	(17,294)	(9,430)	(44,478)	(15,042)	(883,870)
Loss per common share - basic and diluted	$	-	-	-	-	
Weighted average common shares - basic and diluted		18,813,000	12,544,000	16,327,000	12,544,000	

The accompanying notes are an integral part of these financial statements

NEWTECH RESOUCES LTD.

(A Development Stage Company)

UNAUDITED STATEMENTS OF CASH FLOWS

		Six Months Ended February 28,		Cumulative
		2005	2004	Amounts
Cash flows from operating activities:				
Net loss	$	(44,478)	(15,042)	(883,870)
Adjustments to reconcile net loss to net cash used in operating activities:				
Gain on forgiveness of debt		-	-	(25,000)
(Increase) in advances receivable		(20,500)	-	(20,500)
Increase (decrease) in accounts payable		(4,529)	15,042	164,646
Net cash used in operating activities		(69,507)	-	(764,724)
Cash flows from investing activities:		-	-	-
Cash flows from financing activities:				
Increase in related party payable		-	-	460,000
Issuance of common stock		75,000	-	310,250
Net cash provided by financing activities		75,000	-	770,250
Net increase (decrease) in cash		5,493	-	5,526
Cash, beginning of period		33	24	-
Cash, end of period	$	5,526	24	5,526

The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
November 30, 2004

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended August 31, 2004, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended August 31, 2005.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in the following Notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year ended August 31, 2004, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 - Going Concern

At February 28, 2005 the Company has an accumulated deficit, has incurred losses since inception as well as negative cash flow from operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's ability to continue as a going concern is subject to obtaining necessary funding from outside sources. There can be no assurance that the Company will be successful in these efforts.

Note 4 – Supplemental Cash Flow Information

During the six months ended February 28, 2005 and February 29, 2004 the Company paid no interest.

Since inception:

- No amounts have been paid for income taxes.
- The Company has issued 1,483,871 shares of common stock in exchange for related party notes payable and accrued interest of $460,000 and $84,225, respectively.
- The Company has issued 143,125 shares of common stock in exchange for accounts payable of $14,313.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

Plan of Operations

The Company's plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits.

The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.

Liquidity and Capital Resources

As of February 28, 2005, the Company had no significant assets and does not have sufficient resources to meet the anticipated needs of the Company's minimum operations through the calendar year ending August 31, 2005. However, the Company did complete a private equity placement during the current period which raised $45,000 to provide sufficient operational capital for a subsequent six month period. The Company continues to seek further capital through the placement of private equity to support operations.

Should the Company fail to realize sufficient proceeds from equity placements it will most likely have to obtain loans from shareholders until such time as an acquisition or merger candidate is identified. However, there can be no assurances to that effect, as the Company has no agreement in place with any of its shareholders to provide any form of funding. Further, the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company projects that if no acquisition candidate is found within the next twelve months its operating requirements will not exceed $75,000.

The Company adopted The 2004 Benefit Plan of Newtech Resources Ltd. on April 19, 2004. Under the benefit plan, the Company may issue stock, or grant options to acquire the Company's common stock to employees of the Company or its subsidiaries. The board of directors, at its own discretion may also issue stock or grant options to other individuals, including consultants or advisors, who render services to the Company or its subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or option granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for the Company's stock. The Company has issued 143,125 shares in consideration of advisory services rendered but granted no options pursuant to the benefit plan as of the period ended February 28, 2005. The benefit plan is registered on Form S-8 with the Securities and Exchange Commission.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended August 31, 2004 included in the Company' Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-QSB includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-QSB, other than statements of historical facts, address matters that the Company reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of the Company. These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, and similar matters. When used in this report, the words “may,” “will,” ”expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the decision to acquire an existing business opportunity or to embark on a start up venture; (iii) the ability of the Company to achieve sufficient revenues from the operation of a business opportunity; and (iv) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities and an accumulated deficit of $839,392 as of August 31, 2004. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from a suitable business opportunity; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, acting as our principal executive officer and principal financial officer, he evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"), as of February 28, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended February 28, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 12 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. In accordance with the requirements of the Securities Exchange Act, this 10th day of April, 2005

NEWTECH RESOURCES LTD.

/s/ Ross Wilmot
Ross Wilmot
Chief Executive Officer, Chief Financial Officer, and Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Commission on October 16, 2001)
3(ii)	*	By-laws of the Company (incorporated by reference to the Form 10-SB filed with the Commission on October 16, 2001)
10(i)	*	Option Agreement between the Company and Kaizen Food Corporation (incorporated by reference to the Form 10-SB filed with the Commission on October 16, 2001)
10(ii)	*	Amended Option Agreement between the Company and the Kaizen Food Corporation (incorporated by reference to the Form 10-SB/A filed with the Commission on June 3, 2002)
10(iii)	*	Debt Settlement Agreement between the Company and Noni Wee (incorporated by reference to the Form 10-KSB filed with the Commission on December 15, 2003)
10(iv)	*	Debt Settlement Agreement between the Company and Chaim Ai Ngoh (incorporated by reference to the Form 10-KSB filed with the Commission on December 15, 2003)
14	*	Code of Ethics adopted October 24, 2004 (incorporated by reference to the Form 10-KSB filed with the Commission on October 29, 2004).
31	Attached

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

