Form 10QSB/A
period 2004-08-31
NEWTECH RESOURCES LTD
filed 2005-08-25
CIK 1080001

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Commission on October 16, 2001)
3(ii)	*	By-laws of the Company (incorporated by reference to the Form 10-SB filed with the Commission on October 16, 2001)
10(i)	*	Option Agreement between the Company and Kaizen Food Corporation (incorporated by reference to the Form 10-SB filed with the Commission on October 16, 2001)
10(ii)	*	Amended Option Agreement between the Company and the Kaizen Food Corporation (incorporated by reference to the Form 10-SB/A filed with the Commission on June 3, 2002)
10(iii)	*	Debt Settlement Agreement between the Company and Noni Wee dated August 31, 2003 (incorporated by reference to the Form 10-KSB filed with the Commission on December 15, 2003)
10(iv)	*	Debt Settlement Agreement between the Company and Chaim Ai Ngoh dated August 31, 2003 (incorporated by reference to the Form 10-KSB filed with the Commission on December 15, 2003)
10(v)	*	The 2004 Benefit Plan of Newtech Resources Ltd. dated April 19, 2004 (Incorporated by reference from the Form S-8 filed with the Commission on April 26, 2004).
14	Attached	Code of Ethics adopted October 24, 2004
31	Attached

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