Form 10QSB/A
period 2004-05-31
NEWTECH RESOURCES LTD
filed 2005-09-13
CIK 1080001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2004.

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

Commission file number: 000-33255

NEWTECH RESOURCES LTD.
(Exact name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0342217 (IRS Employer Identification Number)

2610-1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2
(Address of Principal Executive Office)          (Postal Code)

(604) 602-1717
(Issuer’s telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of June 11, 2004 was 12,686,996.

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Newtech Resources Ltd., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB/A reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                            NEWTECH RESOURCES LTD.
                                        (A Development Stage Company)
                                           UNAUDITED BALANCE SHEET
                                                 May 31, 2004

                                       ASSETS

Current assets - cash                                                                     $  -
                                                                                --------------

  Total current assets                                                                    $  -
                                                                                ==============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

 Accounts payable                                                                    $  47,981
                                                                                -------------

  Total current liabilities                                                             47,981
                                                                                --------------

Commitments

Stockholders' deficit:
 Common stock, $.001 par value, 30,000,000 shares

  authorized, 12,543,871 shares issued and outstanding                                  12,544
 Additional paid-in capital                                                            766,931
 Deficit accumulated during the development stage                                    (827,456)
                                                                                --------------

  Total stockholders' deficit                                                         (47,981)
                                                                                --------------

  Total liabilities and stockholders' deficit                                             $  -
                                                                                ==============

                     The accompanying notes are an integral part of these financial statements

                                                                      NEWTECH RESOURCES LTD.
                                                                  (A Development Stage Company)
                                                                UNAUDITED STATEMENTS OF OPERATIONS
                                                                          Three Months Ended                       Nine Months Ended
                                                                                May 31,                                 May 31,                      Cumulative
                                                                  ------------------------------------    ------------------------------------
                                                                       2004                2003                2004                2003               Amounts
                                                                  ----------------    ----------------    ----------------    ----------------    -----------------

Revenue                                                       $                 -                   -                   -                   -                    -

General and administrative costs                                           18,618              11,426              33,660             116,434              852,456
                                                                  ----------------    ----------------    ----------------    ----------------    -----------------

  Loss before income taxes and
                 extraordinary item                                      (18,618)            (11,426)            (33,660)           (116,434)            (852,456)

Provision for income taxes                                                      -                   -                   -                   -                    -
                                                                  ----------------    ----------------    ----------------    ----------------    -----------------

             Loss before extraordinary item                              (18,618)            (11,426)            (33,660)           (116,434)            (852,456)

Extraordinary item - gain on forgiveness

   of debt, net of taxes of $0                                             25,000     -                            25,000     -                             25,000
                                                                  ----------------    ----------------    ----------------    ----------------    -----------------

  Net income (loss)                                           $             6,382            (11,426)             (8,660)           (116,434)            (827,456)
                                                                  ================    ================    ================    ================    =================

Loss per common share - basic and diluted                     $                 -                   -                   -               (.01)
                                                                  ================    ================    ================    ================

Weighted average common shares -
 basic and diluted                                                     12,544,000          11,060,000          12,544,000          11,060,000
                                                                  ================    ================    ================    ================
                     The accompanying notes are an integral part of these financial statements

                                               NEWTECH RESOURCES LTD.
                                            (A Development Stage Company)
                                         UNAUDITED STATEMENTS OF CASH FLOWS

                                                                            Nine Months Ended
                                                                                 May 31,                 Cumulative
                                                                       -----------------------------
                                                                          2004             2003            Amounts
                                                                       ------------    -------------    --------------
Cash flows from operating activities:

 Net loss                                                          $       (8,660)        (116,434)         (827,456)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Increase (decrease) in accounts payable

    and accrued expenses                                                     8,636         (38,125)           132,206
                                                                       ------------    -------------    --------------

  Net cash used in operating activities                                       (24)        (154,559)         (695,250)
                                                                       ------------    -------------    --------------

Cash flows from investing activities:                                            -                -                 -
                                                                       ------------    -------------    --------------

Cash flows from financing activities:

 Increase in related party payable                                               -                -           460,000

 Issuance of common stock                                                        -                -           235,250
                                                                       ------------    -------------    --------------

  Net cash provided by financing activities                                      -                -           695,250
                                                                       ------------    -------------    --------------

  Net decrease in cash                                                        (24)        (154,559)                 -

Cash, beginning of period                                                       24          156,540                 -
                                                                       ------------    -------------    --------------

Cash, end of period                                                $             -            1,981                 -
                                                                       ============    =============    ==============

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

Note 5 – Extraordinary Item

During the quarter ended May 31, 2004, the Company was able to extinguish accounts payable of $25,000 without the use of any of the Company’s assets.

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

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 11 of this Form 10-QSB/A, and are incorporated herein by this reference.

(b)	Reports on Form 8-K. The Company filed no reports on Form 8-K during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. In accordance with the requirements of the Securities Exchange Act, this 8th day of September, 2005

NEWTECH RESOURCES LTD.

/s/ Ross Wilmot

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