Form 10KSB/A
period 2004-08-31
NEWTECH RESOURCES LTD
filed 2005-09-13
CIK 1080001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB-A-2

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2004.

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)for the transition period from              to             .

            Commission file number: 000-33255

NEWTECH RESOURCES LTD.
(Exact name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0342217 (IRS Employer Identification Number)

2610-1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2
(Address of Principal Executive Office)          (Postal Code)

(604) 602-1717
(Issuer’s telephone number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class Common Stock ($0.001 Par Value)	Name of each Exchange on Which Registered None

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

The registrant's net sales for the year ended August 31, 2004, were $0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $253,740 based on the average closing bid and asked prices for the common stock on October 29, 2004.

At October 29, 2004, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 12,686,996.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History.

As used herein, the term Company refers to Newtech Resources Ltd., unless the context indicates otherwise. Newtech Resources Ltd. was organized under the laws of the State of Nevada on July 27, 1998 and subsequently became involved in the research and development of glycosylated cystatins and non-glycosylated cystatins pursuant to the terms of an option agreement with Kaizen Food Corporation (“Kaizen”). The Company had hoped to manufacture, market and sell glycosylated cystatins and non-glycosylated cystatins to research laboratories.

The agreement granted the Company an option to exercise an exclusive license to manufacture, market, and sub-license the end products of pre-clinical trials of glycosylated cystatins and non-glycosylated cystatins in exchange for funding Kaizan’s research and development. The option agreement required that the Company fund Kaizan in excess of $2,000,000 by June of 2004. Despite considerable effort, the Company was unable to secure the required funding. On November 25, 2003 Kaizen placed the Company on notice that it was in default of the terms of the option agreement. The Company was unable to remedy the default and has since abandoned its agreement with Kaizen.

Selection of a Business.

The Company is now considering other business opportunities either through merger or acquisition that might create value for its shareholders. The Company has no day-to-day operations at the present time. Our sole officer and director devotes limited time and attention to the affairs of the Company. Management has adopted a conservative policy of seeking opportunities that it considers to be of exceptional quality. As a result of that policy, the Company may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes upon itself, the greater may be its competitive disadvantage when vying with other acquiring interests or entities.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently maintains its offices at 2610-1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2. The Company pays no rent for the use of this address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out the plan of operation described herein.

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

                -------------- -------------------------- --------------------- --------------------
                Year           Quarter Ended              High                  Low
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                2004           August 31                  $0.18                 $0.02
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               May 31                     $0.22                 $0.10
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               February 28                $0.21                 $0.12
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                2003           November 30                $0.32                 $0.11
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               August 31                  $0.53                 $0.17
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               May 31                     $1.00                 $0.40
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               February 28                $1.60                 $0.95
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                2002           November 30                $1.60                 $1.60
                -------------- -------------------------- --------------------- --------------------

Record Holders

As of October 29, 2004, there were approximately 18 shareholders of record holding a total of 12,686,996 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 6 MANAGEMENT'S PLAN OF OPERATION

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

Liquidity and Capital Resources

As of August 31, 2004, the Company had no significant assets and does not have sufficient resources to meet the anticipated needs of the Company’s minimum operations through the calendar year ending August 31, 2005. The Company is however in the process of raising capital through a private equity placement. Should the Company fail to realize sufficient proceeds through an equity placement it would most likely have to obtain loans from shareholders until such time as an acquisition or merger candidate is identified. However, there can be no assurances to that effect, as the Company has no agreement in place with any of its shareholders to provide any form of funding. Further, the Company’s need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company projects that if no acquisition candidate is found within the next twelve months its operating requirements will not exceed $10,000.

The Company adopted The 2004 Benefit Plan of Newtech Resources Ltd. on April 19, 2004. Under the benefit plan, the Company may issue stock, or grant options to acquire the Company’s common stock to employees of the Company or its subsidiaries. The board of directors, at its own discretion may also issue stock or grant options to other individuals, including consultants or advisors, who render services to the Company or its subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or option granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for the Company’s stock. The Company has issued 143,125 shares in consideration of advisory services rendered but granted no options pursuant to the benefit plan as of the period ended August 31, 2004. The benefit plan is registered on Form S-8 with the Securities and Exchange Commission.

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

ITEM 7. FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal year ended August 31, 2004 are attached hereto as pages F-1 through F-10.

                                              NEWTECH RESOURCES LTD.
                                           (A Development Stage Company)

                                                       INDEX

                                                                                    Page

Independent Auditors' Report                                                         F-2

Balance Sheet                                                                        F-3

Statements of Operations                                                             F-4

Statements of Stockholders' Equity (Deficit)                                         F-5

Statements of Cash Flows                                                             F-6

Notes to Financial Statements                                                        F-7

INDEPENDENT AUDITORS’ REPORT

To the Stockholders’ and Board of Directors of
Newtech Resources Ltd.

We have audited the accompanying balance sheet of Newtech Resources Ltd. (a development stage company), as of August 31, 2004 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended and the cumulative amounts since inception. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newtech Resources Ltd. (a development stage company), as of August 31, 2004 and the results of its operations and its cash flows for the years then ended and the cumulative amounts since inception, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s revenue generating activities are not in place and the Company has incurred losses since inception. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

JONES SIMKINS, P.C.

Logan, Utah

October 4, 2004

                                            NEWTECH RESOURCES LTD.
                                        (A Development Stage Company)
                                                BALANCE SHEET
                                           August 31, 2004 and 2003

                                   ASSETS
                                                                                      2004            2003
                                                                                   ------------    ------------
Current assets:
 Cash                                                                           $           33              24
                                                                                   ------------    ------------

  Total current assets                                                          $           33              24
                                                                                   ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and accrued expenses                                          $       45,637          39,345
                                                                                   ------------    ------------

  Total current liabilities                                                             45,637          39,345
                                                                                   ------------    ------------

Commitments

Stockholders' deficit:
 Common stock, $.001 par value, 300,000,000 shares
  authorized, 12, 686,996 and 12,543,871 shares
  issued and outstanding, respectively                                                  12,687          12,544
 Additional paid-in capital                                                            781,101         766,931
 Deficit accumulated during the development stage                                    (839,392)       (818,796)
                                                                                   ------------    ------------

  Total stockholders' deficit                                                         (45,604)        (39,321)
                                                                                   ------------    ------------

  Total liabilities and stockholders' deficit                                   $           33              24
                                                                                   ============    ============

                     The accompanying notes are an integral part of these financial statements

                                              NEWTECH RESOURCES LTD.
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS
                                       Years Ended August 31, 2004 and 2003

                                                                                                       Cumulative
                                                                     2004              2003             Amounts
                                                                ---------------    --------------    ---------------

Revenue                                                     $                -                 -                  -

General and administrative costs                                        45,596           137,136            864,392
                                                                ---------------    --------------    ---------------

  Loss before income taxes and
   extraordinary item                                                 (45,596)         (137,136)          (864,392)

Provision for income taxes                                                   -                 -                  -
                                                                ---------------    --------------    --------------

  Loss before extraordinary item                                      (45,596)         (137,136)          (864,392)

Extraordinary item - gain on forgiveness

 of debt, net of taxes of $0                                            25,000                 -             25,000
                                                                ---------------    --------------    --------------

  Net loss                                                  $         (20,596)         (137,136)          (839,392)
                                                                ===============    ==============    ==============

Loss per common share - basic and diluted                   $                -             (.01)
                                                                ===============    ==============

Weighted average common shares -
   basic and diluted                                                12,585,000        11,064,000
                                                                ===============    ==============

                     The accompanying notes are an integral part of these financial statements

                                                                     NEWTECH RESOURCES LTD.
                                                                (A Developmental Stage Company)
                                                          STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                     July 27, 1998 ( Date of Inception) to August 31, 2004
                                                                                                                                Deficit
                                                                                                                              Accumulated
                                                                                                          Additional           During the
                                                                          Common Stock                     Paid-in          Development
                                                               ------------------------------------
                                                                   Shares               Amount             Capital               Stage                Total
                                                               ----------------     ---------------     ---------------     -----------------     ---------------
Balance at July 27, 1998 (date of inception)                                     $                   $                   $                     $
                                                                             -                   -                   -                     -                   -

Issuance of common stock to founders                                 2,750,000               2,750                   -                     -               2,750

Issuance of common stock                                             8,250,000               8,250              74,250                     -              82,500

Issuance of common stock                                                60,000                  60             149,940                     -             150,000

Net loss                                                                     -                   -                   -             (134,464)           (134,464)
                                                               ----------------     ---------------     ---------------     -----------------     ---------------
Balance at August 31, 1999                                          11,060,000                                                     (134,464)
                                                                                            11,060             224,190                                   100,786

Net loss                                                                     -                   -                   -             (126,944)           (126,944)
                                                               ----------------     ---------------     ---------------     -----------------     ---------------
Balance at August 31, 2000                                          11,060,000                                                     (261,408)
                                                                                            11,060             224,190                                  (26,158)

Net loss                                                                     -                   -                   -             (167,562)           (167,562)
                                                               ----------------     ---------------     ---------------     -----------------     ---------------
Balance at August 31, 2001                                          11,060,000                                                     (428,970)           (193,720)
                                                                                            11,060             224,190

Net loss                                                                     -                   -                   -             (252,690)           (252,690)
                                                               ----------------     ---------------     ---------------     -----------------     ---------------
Balance at August 31, 2002                                          11,060,000                                                     (681,660)           (446,410)
                                                                                            11,060             224,190
Issuance of common stock for related

 party notes payable and accrued expenses                            1,483,871               1,484             542,741                     -             544,225

Net loss                                                                     -                   -                   -             (137,136)           (137,136)
                                                               ----------------     ---------------     ---------------     -----------------     ---------------
Balance at August 31, 2003                                          12,543,871                                                     (818,796)
                                                                                            12,544             766,931                                  (39,321)

Issuance of common stock for accounts payable                          143,125                 143              14,170                     -              14,313

Net loss                                                                     -                   -                   -              (20,596)            (20,596)
                                                               ----------------     ---------------     ---------------     -----------------     ---------------
Balance at August 31, 2004                                          12,686,996   $                   $                   $         (839,392)   $
                                                                                            12,687             781,101                                  (45,604)
                                                               ================     ===============     ===============     =================     ===============
                     The accompanying notes are an integral part of these financial statements

                                                 NEWTECH RESOURCES LTD.
                                              (A Development Stage Company)
                                                STATEMENTS OF CASH FLOWS
                                          Years Ended August 31, 2004 and 2003

                                                                                                             Cumulative
                                                                              2004             2003            Amounts
                                                                          -------------    -------------    --------------
Cash flows from operating activities:

 Net loss                                                             $       (20,596)        (137,136)        (839,392)
 Adjustments to reconcile net loss to net cash
  used in operating activities:

  Gain on forgiveness of debt                                                 (25,000)                -          (25,000)
  Increase (decrease) in accounts payable and

   accrued expenses                                                             45,605         (19,380)          169,175
                                                                          -------------    -------------    --------------

  Net cash used in operating activities                                              9        (156,516)        (695,217)
                                                                          -------------    -------------    --------------

Cash flows from investing activities:                                                -                -                 -
                                                                          -------------    -------------    --------------

Cash flows from financing activities:

 Related party notes payable                                                         -                -          460,000

 Issuance of common stock                                                            -                -          235,250
                                                                          -------------    -------------    --------------

  Net cash provided by financing activities                                          -                -          695,250
                                                                          -------------    -------------    --------------

  Net increase (decrease) in cash                                                    9        (156,516)                 33

Cash, beginning of period                                                           24          156,540                  -
                                                                          -------------    -------------    --------------

Cash, end of period                                                   $             33               24     33
                                                                          =============    =============    ==============

                     The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2004 and 2003

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

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to deferred start-up costs incurred during the Company’s development stage activities. For income tax purposes start-up costs are deferred until the Company begins generating revenue, at which time the costs are then amortized.

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at August 31, 2004 and 2003.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

NEWTECH RESOURCES LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2004 and 2003

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

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

Note 2 — Going Concern

As of August 31, 2004, the Company’s revenue generating activities are not in place, and the Company has incurred a loss for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional funding through debt or equity financing. There can be no assurance that such funds will be available to the Company, or available on terms acceptable to the Company.

Note 3 – Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                                                                            Years Ended August 31,
                                                                           2004                2003

Income tax benefit at statutory rate                             $         (2,000)           (46,000)
Change in valuation allowance                                               2,000             46,000

                                                                 $          -                   -

Deferred tax assets are as follows at August 31, 2004:

Start-up costs                                                                       $       279,000
Valuation allowance                                                                         (279,000)

                                                                                     $          -

NEWTECH RESOURCES LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2004 and 2003

Note 4 – Supplemental Cash Flow Information

During the years ended August 31, 2004 and 2003 The Company paid interest of approximately $0 and $45,000, respectively.

During the year ended August 31, 2004, the Company issued 143,125 shares of common stock in exchange for accounts payable of $14,313.

During the year ended August 31, 2003 the Company issued 1,483,871 shares of common stock in exchange for related party notes payable and accrued interest of $460,000 and $84,225, respectively.

No amounts have been paid for income taxes since inception.

Note 5 – Extraordinary Item

During the year ended August 31, 2004, the Company extinguished accounts payable of $25,000 without the use of any of the Company’s assets.

Note 6 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and payables. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items.

Note 7 – Related Party Transactions

As of August 31, 2004 and 2003, accounts payable and accrued expenses include approximately $31,000 and $2,000, respectively, that is due to officers and shareholders. The amounts are unsecured, non-interest bearing and due on demand.

During the year ended August 31, 2003 the Company and the former officers of the Company agreed to convert related party notes payable into common stock (see Note 4).

NEWTECH RESOURCES LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2004 and 2003

Note 8 – Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or classifications between liabilities and equity in a section that has been known as “mezzanine capital.” It requires that those certain instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have any impact on the Company’s financial statements.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003, with certain exceptions. The adoption of SFAS did not have any effect on the Company’s financial statements.

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses consolidation by business enterprises of variable interest entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not identified and does not expect to identify any variable interest entities that must be consolidated.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 3, 2003, the Company dismissed Bingham and Company (“Bingham”) the principal accountant previously engaged to audit the Company’s financial statements. Bingham did not at the time of their dismissal or at any time thereafter provide the Company with an indication that a disclosure event as described in Item 304(b) of Regulation SB was required.

ITEM 8A. CONTROLS AND PROCEEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of August 31, 2004, the chief executive officer and chief financial officer has concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Controls

Based on his evaluation as of August 31, 2004, the chief executive officer and chief financial officer has concluded that there were no significant changes in the Company’s internal controls over financial reporting or in any other areas that could significantly affect the Company’s internal controls subsequent to the date of his most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The officers and directors of the Company as of October 29, 2004 are as follows:

 Name                           Age     Position

Ross Wilmot                     60      chief executive officer, chief financial officer and director

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

Mr.     Wilmot is a Chartered Accountant. In addition, he serves in the following capacities with other companies: Director (from February 1999 to August 2003) and CFO (from January 1995 to February 1999) of Breckenridge Resources Ltd.; Director (from April 2000 to November 2003) and CFO (January 1995 to November 2003) of Briyante Software Corp.; Director, Chief Executive Officer and Chief Financial Officer of ASP Ventures Corp., a public shell corporation (from January 1999 to present); Director and Officer of ComCam, Inc. (from March 2001 to present); Director (from July 1996 to April 1998 and July 2001 to present) and CFO of CTF Technologies Inc.; Director (from July 1998 to February 1999) and Vice-President, Finance and Chief Financial Officer (from July 1998 to August 2002) of Imagis Technologies Inc.; Director (from October 1997 to December 2003) and Chief Financial Officer (October 1997 to May 2001) of Intacta Technologies Inc.; Director (from August 1995 to June 2001) and Vice-President, Finance (from August 1995 to present) of Multivision Communications Corp.; Director (from April 1997 to February 2004) and CFO (from January 1997 to August 2003) of Neuer Kapital Corp.; Director and Chief Financial Officer of Orex Ventures Inc. (from May 2001 to present); Director (from May 1997 to present), President (from May 2001 to November 2003) and CFO (from November 2003 to present) of Orko Gold Corp.; Director (from April 1996 to August 2003), Secretary (from April 1996 to April 1999) and President (from April 1999 to September 2002) of Paloma Ventures Inc.; Director and Vice-President, Finance of Promax Communications Corp. (from May 1997 to March 1998); Director and President of Quantum Power Corporation (March 2001 to present); Director (from February 1997 to June 2001) and Vice-President, Finance( from June 1996 to June 2001) of Radical Elastomers Inc.; Director and Vice-President, Finance of ServiceTrack Enterprises Inc. (from September 1997 to June 1998); and Director and President of Sudamet Ventures Inc. (from April 2001 to present).

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

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has filed a copy of its Code of Ethics as Exhibit 14 to this Form 10-KSB. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting the Company.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of the following individuals or entities who during the period ended August 31, 2004 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

Ross Wilmot failed to file a Form 3 or Form 5 despite his appointment as a director and officer of the Company on March 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2004, 2003 and 2002 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the chief executive officer and the only other employee to receive compensation in excess of $100,000.

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
                                                                                    Securities
                                                                     Restricted     Underlying
                                                     Other Annual       Stock        Options     LTIP         All Other
   Name and Principal             Salary    Bonus    Compensation     Award(s)         SARs       payouts    Compensation
        Position          Year     ($)       ($)         ($)             ($)           (#)          ($)          ($)
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------
      Ross Wilmot,        2004      -         -         11,605            -             -            -            -
    Chief Executive       2003      -         -         1,585             -             -            -            -
     Officer, Chief       2002      -         -           -               -             -            -            -
   Financial Officer
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------
       Terry Woo*         2004      -         -           -               -             -            -            -
    Chief Executive       20032002  -         -           -               -             -            -            -
     Officer, Chief                 -         -           -               -             -            -            -
   Financial Officer
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------
* Mr. Woo resigned as a director and officer of the Company on March 31, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of August 31, 2004, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.

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
                           Directors as a Group
-------------------- ---------------------------------- ------------------------------------ -----------------------
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No director, executive officer, nominee for election as a director of the Company, owner of five percent or more of the Company’s outstanding shares, or member of their immediate family, has entered into any related transaction during the last two years.

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 15 of this Form 10-KSB-A-2, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Jones Simkins, P.C. provided audit services to the Company in connection with its annual report for the fiscal years ended August 31, 2004 and 2003. The aggregate fees billed by Jones Simkins, P.C. for the audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements was $ 4,750 and $ 3,000 respectively.

Audit Related Fees

Jones Simkins, P.C. billed to the Company fees of $290 in 2004 and $0 in 2003 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Jones Simkins, P.C. billed to the Company fees of $ 300 in 2003 and $ 300 in 2002 for professional services rendered in connection with the preparation of the Company’s tax returns for the respective periods.

All Other Fees

Jones Simkins, P.C. billed to the Company no fees in each of 2003 and 2002 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Jones Simkins, P.C. as detailed above, were pre-approved by the Company’s board of directors. Jones Simkins, P.C. performed all work only with their permanent full time employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 8th day of September 2005

Newtech Resources, Ltd.

/s/ Ross Wilmot

   Ross Wilmot, Chief Executive Officer, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                                          Date

/s/ Ross Wilmot                          Director                                       September 8, 2005
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