Form 10KSB/A
period 2004-08-31
NEWTECH RESOURCES LTD
filed 2005-09-13
CIK 1080001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB-A-3

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

(604) 684-4691
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

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $717,175 based on the average closing bid and asked prices for the common stock on August 23, 2005.

At August 23, 2005, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 28,686,996.

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
                -------------- -------------------------- --------------------- --------------------

Record Holders

As of August 23, 2005, there were approximately 20 shareholders of record holding a total of 28,686,996 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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
                                                                                   ============    ============

                     The accompanying notes are an integral part of these financial statements

                                              NEWTECH RESOURCES LTD.
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS
                                       Years Ended August 31, 2004 and 2003

                                                                                                       Cumulative
                                                                     2004              2003             Amounts
                                                                ---------------    --------------    ---------------

Revenue                                                     $                -                 -                  -

General and administrative costs                                        45,596           137,136            864,392
                                                                ---------------    --------------    ---------------

  Loss before income taxes and
   extraordinary item                                                 (45,596)         (137,136)          (864,392)

Provision for income taxes                                                   -                 -                  -
                                                                ---------------    --------------    ---------------

  Loss before extraordinary item                                      (45,596)         (137,136)          (864,392)

Extraordinary item - gain on forgiveness

 of debt, net of taxes of $0                                            25,000                 -             25,000
                                                                ---------------    --------------    ---------------

  Net loss                                                  $         (20,596)         (137,136)          (839,392)
                                                                ===============    ==============    ===============

Loss per common share - basic and diluted                   $                -             (.01)
                                                                ===============    ==============

Weighted average common shares -
   basic and diluted                                                12,585,000        11,064,000
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

(a) Evaluation of Disclosure Controls and Procedures

Based on his evaluation as of August 31, 2004, the chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures Rules 13a-15(e) and 15d-15(e)of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The officers and directors of the Company as of August 23, 2005 are as follows:

 Name                           Age     Position

Ross Wilmot                     60      chief executive officer, chief financial officer, principal accounting officer and director

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

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has filed a copy of its Code of Ethics as Exhibit 14 to this Form 10-KSB/A. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting the Company.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of August 23, 2005, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.

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

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 15 of this Form 10-KSB/A, which is incorporated herein by reference.

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

/s/ Ross Wilmot

   Ross Wilmot, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                                          Date

/s/ Ross Wilmot                          Director                                       September 8, 2005
Ross Wilmot

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission ("Commission") on October 16, 2001).
3(ii)	*	By-laws of the Company (incorporated by reference to the Form 10-SB filed with the Commission on October 16, 2001)
10(i)	*	Option Agreement between the Company and Kaizen Food Corporation (incorporated by reference to the Form 10-SB filed with the Commission on October 16, 2001)
10(ii)	*	Amended Option Agreement between the Company and the Kaizen Food Corporation (incorporated by reference to the Form 10-SB/A filed with the Commission on June 3, 2002)
10(iii)	*	Debt Settlement Agreement between the Company and Noni Wee dated August 31, 2003 (incorporated by reference to the Form 10-KSB filed with the Commission on December 15, 2003)
10(iv)	*	Debt Settlement Agreement between the Company and Chaim Ai Ngoh dated August 31, 2003 (incorporated by reference to the Form 10-KSB filed with the Commission on December 15, 2003)
10(v)	*	The 2004 Benefit Plan of Newtech Resources Ltd. dated April 19, 2004 (Incorporated by reference from the Form S-8 filed with the Commission on April 26, 2004).
14	Attached	Code of Ethics adopted October 24, 2004
31	Attached

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