Form 10QSB/A
period 2004-11-30
NEWTECH RESOURCES LTD
filed 2005-09-13
CIK 1080001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2004.

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

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of January 15, 2004 was 15,686,996.

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

                                             NEWTECH RESOURCES LTD.
                                         (A Development Stage Company)
                                            UNAUDITED BALANCE SHEET
                                               November 30, 2004

                                         ASSETS

Current assets:
 Cash                                                                                         $            9,927
                                                                                                 ----------------

  Total current assets                                                                        $            9,927
                                                                                                 ================

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and accrued liabilities                                                     $           52,715
                                                                                                 ----------------

  Total current liabilities                                                                               52,715
                                                                                                 ----------------

Commitments

Stockholders' deficit:
 Common stock, $.001 par value, 30,000,000 shares
  authorized, 15,686,996 shares issued and outstanding                                                    15,687
 Additional paid-in capital                                                                              808,101
 Deficit accumulated during the development stage                                                      (866,576)
                                                                                                 ----------------

  Total stockholders' deficit                                                                           (42,788)
                                                                                                 ----------------

  Total liabilities and stockholders' deficit                                                 $            9,927
                                                                                                 ================

                               The accompanying notes are an integral part of these financial statements

                                             NEWTECH RESOURCES LTD.
                                           (A Development Stage Company)
                                        UNAUDITED STATEMENTS OF OPERATIONS

                                                                        Three Months
                                                                     Ended November 30,                Cumulative
                                                             ------------------------------------
                                                                  2004                2003               Amounts
                                                             ---------------     ----------------     --------------

Revenue                                                  $                -   $                -   $              -

General and administrative costs                                     27,184                5,612            891,576
                                                             ---------------     ----------------     --------------

  Loss before income taxes and                                     (27,184)              (5,612)          (891,576)
   extraordinary item

Provision for income taxes                                                -                    -                  -
                                                             ---------------     ----------------     --------------

  Loss before extraordinary item                                   (27,184)              (5,612)          (891,576)

Extraordinary item - gain on forgiveness

 of debt, net of taxes of $0                                              -                    -             25,000
                                                             ---------------     ----------------     --------------

  Net loss                                               $         (27,184)   $          (5,612)   $      (866,576)
                                                             ===============     ================     ==============

Loss per common share - basic and diluted                $                -   $                -
                                                             ===============     ================

Weighted average common shares -
   basic and diluted                                             14,320,000           12,544,000
                                                             ===============     ================

                               The accompanying notes are an integral part of these financial statements

                                                 NEWTECH RESOURCES LTD.
                                              (A Development Stage Company)
                                           UNAUDITED STATEMENTS OF CASH FLOWS

                                                                               Three Months
                                                                            Ended November 30,               Cumulative
                                                                     ----------------------------------
                                                                          2004               2003             Amounts
                                                                     ----------------    --------------    ---------------
Cash flows from operating activities:

 Net loss                                                        $         (27,184)          (5,612)              (866,576)
 Adjustments to reconcile net loss to net cash
  used in operating activities:

  Gain on forgiveness of debt                                                     -                -               (25,000)
  Increase in accounts payable and accrued

   liabilities                                                                7,078            5,612                176,253
                                                                     ----------------    --------------    ---------------

  Net cash used in operating activities                                    (20,106)                -              (715,323)
                                                                     ----------------    --------------    ---------------

Cash flows from investing activities:                                             -                -                      -
                                                                     ----------------    --------------    ---------------

Cash flows from financing activities:

 Related party notes payable                                                      -                -                460,000

 Issuance of common stock                                                    30,000                -                265,250
                                                                     ----------------    --------------    ---------------

  Net cash provided by financing activities                                  30,000                -                725,250
                                                                     ----------------    --------------    ---------------

  Net increase in cash                                                        9,894                -                  9,927

Cash, beginning of period                                                        33               24                      -
                                                                     ----------------    --------------    ---------------

Cash, end of period                                              $            9,927               24                  9,927
                                                                     ================    ==============    ===============

                               The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

November 30, 2004

Note 1 — Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended August 31, 2004, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended August 31, 2005.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in the following Notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year ended August 31, 2004, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 — Going Concern

At November 30, 2004 the Company has an accumulated deficit, has incurred losses since inception as well as negative cash flow from operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is subject to obtaining necessary funding from outside sources. There can be no assurance that the Company will be successful in these efforts.

Note 4 – Supplemental Cash Flow Information

During the three months ended November 30, 2004 and 2003 the Company paid no interest.

Since inception:

o No amounts have been paid for income taxes.

o	The Company has issued 1,483,871 shares of common stock in exchange for related party notes payable and accrued interest of $460,000 and $84,225, respectively.

o The Company has issued 143,125 shares of common stock in exchange for accounts payable of $14,313.

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

Liquidity and Capital Resources

As of November 30, 2004, the Company had no significant assets and does not have sufficient resources to meet the anticipated needs of the Company’s minimum operations through the calendar year ending August 31, 2005. However, the Company did complete a private equity placement during the current period which raised $30,000 to provide sufficient operational capital for a subsequent three month period. The Company continues to seek further capital through the placement of private equity to support operations.

Should the Company fail to realize sufficient proceeds from equity placements it will most likely have to obtain loans from shareholders until such time as an acquisition or merger candidate is identified. However, there can be no assurances to that effect, as the Company has no agreement in place with any of its shareholders to provide any form of funding. Further, the Company’s need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company projects that if no acquisition candidate is found within the next twelve months its operating requirements will not exceed $30,000.

The Company adopted The 2004 Benefit Plan of Newtech Resources Ltd. on April 19, 2004. Under the benefit plan, the Company may issue stock, or grant options to acquire the Company’s common stock to employees of the Company or its subsidiaries. The board of directors, at its own discretion may also issue stock or grant options to other individuals, including consultants or advisors, who render services to the Company or its subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or option granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for the Company’s stock. The Company has issued 143,125 shares in consideration of advisory services rendered but granted no options pursuant to the benefit plan as of the period ended November 30, 2004. The benefit plan is registered on Form S-8 with the Securities and Exchange Commission.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended August 31, 2004 included in the Company’ Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This Form 10-QSB/A includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Form 10-QSB/A, other than statements of historical facts, address matters that the Company reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of the Company. These forward looking statements may relate to such matters as anticipated financial performance, future revenue or earnings, business prospects, projected ventures, and similar matters. When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results and financial position. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. To comply with the terms of the safe harbor, the Company cautions readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in our forward-looking statements.

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

a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of November 30, 2004. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

(b)     Changes in internal controls over financial reporting.

During the quarter ended November 30, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 2. CHANGES IN SECURITIES

On October 15, 2004 the Company authorized the issuance of 1,000,000 shares of common stock to Max Fugman in exchange for cash consideration of $0.01 a share or $10,000 pursuant to the terms of a stock subscription agreement. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act. No sales commissions were paid in connection with this transaction.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for cash consideration; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

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

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to a purchaser who was outside the United States at the time the subscription originated, and ensuring that the subscriber is a non-U.S. person with an address in a foreign country.

On November 18, 2004 the Company authorized the issuance of 1,000,000 shares of common stock to Szilvia Matalinszky in exchange for cash consideration of $0.01 a share or $10,000 pursuant to the terms of a stock subscription agreement. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act. No sales commissions were paid in connection with this transaction.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for cash consideration; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to a purchaser who was outside the United States at the time the subscription originated, and ensuring that the subscriber is a non-U.S. person with an address in a foreign country.

On November 18, 2004 the Company authorized the issuance of 1,000,000 shares of common stock to LB (Swiss) Private Bank Ltd. in exchange for cash consideration of $0.01 a share or $10,000 pursuant to the terms of a stock subscription agreement. The Company relied on exemptions provided by Section 4(2) and Regulation S of the Securities Act. No sales commissions were paid in connection with this transaction.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who was issued the Company’s stock for cash consideration; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to a purchaser who was outside the United States at the time the subscription originated, and ensuring that the subscriber is a non-U.S. person with an address in a foreign country.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 13 of this Form 10-QSB/A, and are incorporated herein by this reference.

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