Form 10QSB/A
period 2005-02-28
NEWTECH RESOURCES LTD
filed 2005-09-13
CIK 1080001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2005.

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

                                            NEWTECH RESOURCES LTD.
                                        (A Development Stage Company)
                                           UNAUDITED BALANCE SHEET
                                              February 28, 2005

                                      ASSETS

Current assets:

  Cash                                                                                   $                5,526
  Advances receivable                                                                                    20,500
                                                                                            -------------------

  Total current assets                                                                   $               26,026
                                                                                            ===================

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable                                                                                        41,108
                                                                                            -------------------

  Total current liabilities                                                                              41,108
                                                                                            -------------------

Stockholders' deficit:
 Common stock, $.001 par value, 30,000,000 shares
  authorized, 20,186,996 shares issued and outstanding                                                   20,187
 Additional paid-in capital                                                                             848,601
 Accumulated deficit                                                                                  (883,870)
                                                                                            -------------------

  Total stockholders' deficit                                                                          (15,082)
                                                                                            -------------------

  Total liabilities and stockholders' deficit                                            $               26,026
                                                                                            ===================

                               The accompanying notes are an integral part of these financial statements

                                                                      NEWTECH RESOURCES LTD.
                                                                  (A Development Stage Company)
                                                                UNAUDITED STATEMENTS OF OPERATIONS

                                                                            Three Months Ended                      Six Months Ended
                                                                           February 28 and 29,                    February 28 and 29,                Cumulative
                                                                    -----------------------------------    -----------------------------------
                                                                         2005                2004               2005               2004               Amounts
                                                                    ----------------    ---------------    ---------------    ----------------    -----------------

Revenue                                                         $                 -                  -                  -                   -                     -

General and administrative costs                                             17,294              9,430             44,478              15,042               908,870
                                                                    ----------------    ---------------    ---------------    ----------------    -----------------

 Loss before income taxes and
  extraordinary item                                                       (17,294)            (9,430)           (44,478)            (15,042)             (908,870)

Provision for income taxes                                                        -                  -                  -                   -                     -
                                                                    ----------------    ---------------    ---------------    ----------------    -----------------

 Loss before extraordinary item                                            (17,294)            (9,430)           (44,478)            (15,042)            (908,870)

Extraordinary item - gain on forgiveness

 of debt                                                                          -                   -                  -                  -                25,000
                                                                    ----------------    ---------------    ---------------    ----------------    -----------------

  Net Loss                                                      $          (17,294)            (9,430)           (44,478)            (15,042)            (883,870)
                                                                    ================    ===============    ===============    ================    =================

Loss per common share - basic and diluted                       $                 -                  -                  -                   -
                                                                    ================    ===============    ===============    ================

Weighted average common shares -
 basic and diluted                                                       18,813,000         12,544,000         16,327,000          12,544,000
                                                                    ================    ===============    ===============    ================

                               The accompanying notes are an integral part of these financial statements

                                                 NEWTECH RESOUCES LTD.
                                             (A Development Stage Company)
                                           UNAUDITED STATEMENTS OF CASH FLOWS

                                                                           Six Months Ended
                                                                             February 28,                  Cumulative
                                                                  -----------------------------------
                                                                       2005               2004              Amounts
                                                                  ---------------    ----------------   -----------------
Cash flows from operating activities:

 Net loss                                                     $         (44,478)            (15,042)           (883,870)
 Adjustments to reconcile net loss to net cash
  used in operating activities:

  Gain on forgiveness of debt                                                  -                   -            (25,000)

  (Increase) in advances receivable                                     (20,500)                   -            (20,500)

  Increase (decrease) in accounts payable                                (4,529)              15,042             164,646
                                                                  ---------------    ----------------   -----------------

  Net cash used in operating activities                                 (69,507)                   -           (764,724)
                                                                  ---------------    ----------------   -----------------

Cash flows from investing activities:                                          -                   -                   -
                                                                  ---------------    ----------------   -----------------

Cash flows from financing activities:

 Increase in related party payable                                             -                   -             460,000

 Issuance of common stock                                                 75,000                   -             310,250
                                                                  ---------------    ----------------   -----------------

  Net cash provided by financing activities                               75,000                   -             770,250
                                                                  ---------------    ----------------   -----------------

  Net increase (decrease) in cash                                          5,493                   -               5,526

Cash, beginning of period                                                     33                  24                   -
                                                                  ---------------    ----------------   -----------------

Cash, end of period                                           $            5,526                  24               5,526
                                                                  ===============    ================   =================

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

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

Plan of Operations

The Company’s plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, acting as our principal executive officer and principal financial officer, he evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of February 28, 2005 Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended February 28, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 12 of this Form 10-QSB/A, and are incorporated herein by this reference.

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