Form 10QSB/A
period 2005-05-31
NEWTECH RESOURCES LTD
filed 2005-09-13
CIK 1080001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2005.

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

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of July 7, 2005 was 26,686,996.

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

                                            NEWTECH RESOURCES LTD.
                                        (A Development Stage Company)
                                           UNAUDITED BALANCE SHEET
                                                 May 31, 2005

                                       ASSETS

Current assets:

 Cash                                                                                     $  11,569
                                                                                             ------------------

  Total current assets                                                                    $  11,569
                                                                                             ==================

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

 Accounts payable                                                                         $  20,744
                                                                                             ------------------

  Total current liabilities                                                                  20,744
                                                                                             ------------------

Stockholders' deficit:
 Common stock, $.001 par value, 30,000,000 shares

  authorized, 26,686,996 shares issued and outstanding                                       26,687
 Additional paid-in capital                                                                  907,101
 Deficit accumulated during the development stage                                            (942,963)
                                                                                             ------------------

  Total stockholders' deficit                                                                (9,175)
                                                                                             ------------------

  Total liabilities and stockholders' deficit                                             $  11,569
                                                                                             ==================

                               The accompanying notes are an integral part of these financial statements

                                                                      NEWTECH RESOURCES LTD.
                                                                  (A Development Stage Company)
                                                                UNAUDITED STATEMENTS OF OPERATIONS

                                                                           Three Months Ended                      Nine Months Ended
                                                                                May 31,                                 May 31,                      Cumulative
                                                                   -----------------------------------    ------------------------------------
                                                                        2005               2004                2005                2004               Amounts
                                                                   ---------------    ----------------    ---------------    -----------------    -----------------

Revenue                                                        $                -                   -                  -                    -                    -

General and administrative costs                                           59,093              18,618            103,571               33,660              967,963
                                                                   ---------------    ----------------    ---------------    -----------------    -----------------

 Loss before income taxes and
  extraordinary item                                                     (59,093)            (18,618)          (103,571)             (33,660)            (967,963)

Provision for income taxes                                                      -                   -                  -                    -                    -
                                                                   ---------------    ----------------    ---------------    -----------------    -----------------

 Loss before extraordinary item                                          (59,093)            (18,618)          (103,571)             (33,660)            (967,963)

Extraordinary item - gain on forgiveness

 of debt                                                                        -              25,000                  -               25,000               25,000
                                                                   ---------------    ----------------    ---------------    -----------------    -----------------

  Net income (loss)                                            $         (59,093)               6,382          (103,571)              (8,660)            (942,963)
                                                                   ===============    ================    ===============    =================    =================

Loss per common share - basic and diluted                      $                -                   -                  -                    -
                                                                   ===============    ================    ===============    =================

Weighted average common shares -
 basic and diluted                                                     20,690,000          12,544,000         17,877,000           12,544,000
                                                                   ===============    ================    ===============    =================
                               The accompanying notes are an integral part of these financial statements

                                                 NEWTECH RESOUCES LTD.
                                             (A Development Stage Company)
                                           UNAUDITED STATEMENTS OF CASH FLOWS

                                                                            Nine Months Ended
                                                                                 May 31,                    Cumulative
                                                                     ---------------------------------
                                                                          2005              2004             Amounts
                                                                     ---------------    --------------    ---------------
Cash flows from operating activities:

 Net loss                                                        $        (103,571)           (8,660)          (942,963)
 Adjustments to reconcile net loss to net cash
  used in operating activities:

  Gain on forgiveness of debt                                                     -                 -           (25,000)

  Increase (decrease) in accounts payable                                  (24,893)             8,636            144,282
                                                                     ---------------    --------------    ---------------

  Net cash used in operating activities                                   (128,464)              (24)          (823,681)
                                                                     ---------------    --------------    ---------------

Cash flows from investing activities:                                             -                 -                  -
                                                                     ---------------    --------------    ---------------

Cash flows from financing activities:

 Increase in related party payable                                                -                 -            460,000

 Issuance of common stock                                                   140,000                 -            375,250
                                                                     ---------------    --------------    ---------------

  Net cash provided by financing activities                                 140,000                 -            835,250
                                                                     ---------------    --------------    ---------------

  Net increase (decrease) in cash                                            11,536              (24)             11,569

Cash, beginning of period                                                        33                24                  -
                                                                     ---------------    --------------    ---------------

Cash, end of period                                              $           11,569                 -             11,569
                                                                     ===============    ==============    ===============

                               The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

May 31, 2005

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

Note 3 — Going Concern

At May 31, 2005 the Company has an accumulated deficit, has incurred losses since inception as well as negative cash flow from operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is subject to obtaining necessary funding from outside sources. There can be no assurance that the Company will be successful in these efforts.

Note 4 – Supplemental Cash Flow Information

During the nine months ended May 31, 2005 and 2004 the Company paid no interest.

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

Liquidity and Capital Resources

As of May 31, 2005, the Company had no significant assets and does not have sufficient resources to meet the anticipated needs of the Company’s minimum operations beyond the fiscal year ending August 31, 2005. The Company did complete a private equity placement during the current three month period which raised $65,000, which amount will provide sufficient operational capital to meet minimum operations. The Company may seek additional capital through the placement of private equity or debt to support future operations.

Should the Company fail to realize sufficient proceeds from private equity or debt placements it will most likely have to obtain loans from shareholders until such time as an acquisition or merger candidate is identified and an agreement concluded. However, there can be no assurances that the Company will be able to obtain shareholder funding, as the Company has no agreement in place with any of its shareholders to provide any form of funding. Further, the Company’s need for capital may change dramatically if it acquires a business opportunity during the next annual period. The Company projects that if no acquisition candidate is found within the next twelve months that its operating requirements will not exceed $75,000.

The Company adopted The 2004 Benefit Plan of Newtech Resources Ltd. on April 19, 2004. Under the benefit plan, the Company may issue stock, or grant options to acquire the Company’s common stock to employees of the Company The board of directors, at its own discretion may also issue stock or grant options to other individuals, including consultants or advisors, who render services to the Company or its subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or option granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for the Company’s stock. The Company has issued 143,125 shares in consideration of advisory services rendered but granted no options pursuant to the benefit plan as of the period ended May 31, 2005. The benefit plan is registered on Form S-8 with the Securities and Exchange Commission.

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

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, acting as our principal executive officer and principal financial officer, he evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of May 31, 2005 Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended May 31, 2005 and 2004.

(b) Changes in Internal Controls

During the period ended May 31, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 12 of this Form 10-QSB/A, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. In accordance with the requirements of the Securities Exchange Act, this 8th day of September 2005

NEWTECH RESOURCES LTD.

/s/ Ross Wilmot

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