Form 10KSB
period 2005-08-31
NEWTECH RESOURCES LTD
filed 2005-11-29
CIK 1080001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     X              No

The registrant's net sales for the year ended August 31, 2005, were $0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $717,175 based on the average closing bid and asked prices for the common stock on November 25, 2005.

At November 25, 2005, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 28,686,996.

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

Selection of a Business.

The Company is now considering other business opportunities either through merger or acquisition that might create value for its shareholders. The Company has no day-to-day operations at the present time. The Company’s sole officer and director devotes limited time and attention to the affairs of the Company. Management has adopted a conservative policy of seeking opportunities that it considers to be of exceptional quality. As a result of that policy, the Company may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes upon itself, the greater may be its competitive disadvantage when vying with other acquiring interests or entities.

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

As part of the Company’s investigation, Company management will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company’s limited financial resources and management expertise.

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

Employees.

The Company currently has no employees. The Company’s executive officer devotes as much time to the affairs of the Company as he deems appropriate. Management of the Company uses consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

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

Year	Quarter Ended	High	Low
2005	August 31	$0.06	$0.02
	May 31	$0.08	$0.03
	February 28	$0.14	$0.02
2004	November 30	$0.03	$0.02
	August 31	$0.18	$0.02
	May 31	$0.22	$0.10
	February 28	$0.21	$0.12
	November 30	$0.32	$0.11

Record Holders

As of November 25, 2005, there were approximately 22 shareholders of record holding a total of 28,686,996 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this periodic report. The Company’s fiscal year end is August 31.

This report and the exhibits attached hereto contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, statements as to management’s good faith expectations and beliefs, which are subject to inherent uncertainties that are difficult to predict and may be beyond the ability of the Company to control. Forward-looking statements are made based upon management’s expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

The words “believes,” “expects,” “intends,” “plans,” “anticipates,” “hopes,” “likely,” “will,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

These risks and uncertainties, many of which are beyond the Company’s control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements; (ii) uncertainties involved in the acquisition of a business opportunity; (iii) the ability of the Company to achieve sufficient revenues through the acquisition of a business opportunity; (iv) volatility of the stock market; and (v) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

Readers are cautioned not to place undue reliance on these forward-looking statements that reflect management’s view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to the Company’s filings with the Securities and Exchange Commission.

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

Results of Operations

During the twelve month period ended August 31, 2005, the Company was involved in completing a series of private placements of its common stock to fund operations and identifying prospective business opportunities.

The Company does not expect to realize revenues within the next twelve months or until such time as it acquires a revenue producing business.

Net Losses

For the period from July 27, 1998 to August 31, 2005, the Company recorded a net loss of $1,009,869. The Company’s operating losses are attributable to general and administrative expenses, research and development costs and option payments. The general and administrative expenses include incorporation costs, accounting expenses, professional fees, consulting fees and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934. The Company did not generate any revenues during this period.

The Company expects to continue to operate at a loss through fiscal 2006 and due to the nature of the Company’s search for a suitable business opportunity cannot determine whether it will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 27, 1998 (inception) to August 31, 2005.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $1,616 and total assets of $1,616 as of August 31, 2005. These assets consist of cash on hand of $1,616. Net stockholders deficiency in the Company was $56,081 at August 31, 2005.

During the twelve months of fiscal 2005 the Company conducted a series of private placements of its common stock at a price of $0.01 per share that raised a total of $160,000 to fund operations and authorized the issuance of 16,000,000 shares in connection with the private placements.

Cash flow used in operating activities was $158,417 for the twelve month period ended August 31, 2005 as compared to cash flow provided operating activities of $9 for the twelve month period ended August 31, 2004. Cash flow was used in operating activities was due in large part to an increase in net losses over the comparative twelve month periods.

Cash flow provided from financing activities was $160,000 for the twelve month period ended August 31, 2005 as compared to cash flow provided from financing activities of $0 for the twelve month period ended August 31, 2004. Funds realized from financing activities in the current twelve month period can be attributed to the sale of common equity.

The Company adopted The 2004 Benefit Plan of Newtech Resources Ltd. on April 19, 2004. Under the benefit plan, the Company may issue stock, or grant options to acquire the Company’s common stock to employees of the Company. The board of directors, at its own discretion may also issue stock or grant options to other individuals, including consultants or advisors, who render services to the Company or its subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or option granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for the Company’s stock. The Company has issued 143,125 shares in consideration of advisory services rendered but granted no options pursuant to the benefit plan as of the period ended August 31, 2005.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve (12) months and it has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding is available or will be available to the Company on acceptable terms. Although, the Company’s major shareholders would be the most likely source of new funding in the form of loans or equity placements none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding, if required, would have a material adverse affect on its plan of operation. Further, the Company’s need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company projects that if no acquisition candidate is found within the next twelve months its operating requirements will not exceed $15,000.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Critical Accounting Policies

In Note 1 to the attached audited financial statements for the periods ended August 31, 2005 and 2004 included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities and an accumulated deficit of $1,009,869 as of August 31, 2005. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from a suitable business opportunity; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7. FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal year ended August 31, 2005 are attached hereto as pages F-1 through F-10.

NEWTECH RESOURCES LTD.

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and

 Board of Directors of

Newtech Resources Ltd.

We have audited the accompanying balance sheet of Newtech Resources Ltd. (a development stage company), as of August 31, 2005 and 2004 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the cumulative amounts since inception. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newtech Resources Ltd. (a development stage company), as of August 31, 2005 and the results of its operations and its cash flows for the year then ended and the cumulative amounts since inception, in conformity with accounting principles generally accepted in the United States of America.

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

JONES SIMKINS, P.C.

Logan, Utah

November 10, 2005

                                             NEWTECH RESOURCES LTD.
                                         (A Development Stage Company)
                                                 BALANCE SHEET
                                            August 31, 2005 and 2004

                                  ASSETS
                                                                                     2005              2004
                                                                                ---------------    --------------
Current assets:

   Cash                                                                      $  1,616              33
                                                                                ---------------    --------------

      Total current assets                                                   $  1,616              33
                                                                                ===============    ==============

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

   Accounts payable and accrued expenses                                     $  57,697             45,637
                                                                                ---------------    --------------

      Total current liabilities                                                 57,697             45,637
                                                                                ---------------    --------------

Commitments and contingencies

Stockholders' deficit:
   Common stock, $.001 par value, 30,000,000 shares
      authorized, 28,686,996 and 12,686,996 shares

      issued and outstanding, respectively                                      28,687             12,687
   Additional paid-in capital                                                   925,101            781,101
   Deficit accumulated during the development stage                             (1,009,869)        (839,392)
                                                                                ---------------    --------------

      Total stockholders' deficit                                               (56,081)           (45,604)
                                                                                ---------------    --------------

      Total liabilities and stockholders' deficit                            $  1,616              33
                                                                                ===============    ==============

                               The accompanying notes are an integral part of these financial statements

                                               NEWTECH RESOURCES LTD.
                                           (A Development Stage Company)
                                              STATEMENTS OF OPERATIONS
                                        Years Ended August 31, 2005 and 2004

                                                                                                       Cumulative
                                                                   2005                2004              Amounts
                                                              ----------------    ---------------    ----------------

Revenue                                                   $                 -                  -                   -

General and administrative costs                                     177,402              45,596           1,041,794

Gain on forgiveness of debt                                           (6,925)           (25,000)            (31,925)
                                                              ----------------    ---------------    ----------------

         Loss before income taxes                                   (170,477)           (20,596)         (1,009,869)

Provision for income taxes                                                  -                  -                   -
                                                              ----------------    ---------------    ----------------

         Net loss                                         $         (170,477)           (20,596)         (1,009,869)
                                                              ================    ===============    ================

Loss per common share - basic and diluted                 $            (0.01)                  -
                                                              ================    ===============

Weighted average common shares -
   basic and diluted                                               20,048,000         12,585,000
                                                              ================    ===============

                               The accompanying notes are an integral part of these financial statements

                                                       NEWTECH RESOURCES LTD.
                                                   (A Developmental Stage Company)
                                            STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                        July 27, 1998 ( Date of Inception) to August 31, 2005
                                                                                                                      Deficit
                                                                                                                    Accumulated
                                                                                                   Additional       During the
                                                     Common Stock                  Paid-in         Development
                                            -------------------------------
                                               Shares            Amount            Capital             Stage               Total
                                            -------------     -------------     --------------     ---------------     ---------------
Balance at July 27, 1998 (date of                          $                 $                  $                   $
inception)                                             -                 -                  -                   -                   -

Issuance of common stock to founders           2,750,000             2,750                  -                   -               2,750

Issuance of common stock                       8,250,000             8,250             74,250                   -              82,500

Issuance of common stock                          60,000                60            149,940                   -             150,000

Net loss                                               -                 -                  -           (134,464)           (134,464)
                                            -------------     -------------     --------------     ---------------     ---------------
Balance at August 31, 1999                                                                              (134,464)
                                              11,060,000            11,060            224,190                                 100,786

Net loss                                               -                 -                  -           (126,944)           (126,944)
                                            -------------     -------------     --------------     ---------------     ---------------
Balance at August 31, 2000                                                                              (261,408)
                                              11,060,000            11,060            224,190                                (26,158)

Net loss                                               -                 -                  -           (167,562)           (167,562)
                                            -------------     -------------     --------------     ---------------     ---------------
Balance at August 31, 2001                                                                              (428,970)           (193,720)
                                              11,060,000            11,060            224,190

Net loss                                               -                 -                  -           (252,690)           (252,690)
                                            -------------     -------------     --------------     ---------------     ---------------
Balance at August 31, 2002                                                                              (681,660)           (446,410)
                                              11,060,000            11,060            224,190
Issuance of common stock for related

 party notes payable and accrued expenses      1,483,871             1,484            542,741                   -             544,225

Net loss                                               -                 -                  -           (137,136)           (137,136)
                                            -------------     -------------     --------------     ---------------     ---------------
Balance at August 31, 2003                                                                              (818,796)
                                              12,543,871            12,544            766,931                                (39,321)
Issuance of common stock for accounts
payable                                          143,125               143             14,170                   -              14,313

Net loss                                               -                 -                  -            (20,596)            (20,596)
                                            -------------     -------------     --------------     ---------------     ---------------
Balance at August 31, 2004                                                                              (839,392)
                                              12,686,996            12,687            781,101                                (45,604)

Issuance of common stock for cash             16,000,000            16,000            144,000                   -             160,000

Net loss                                               -                 -                  -           (170,477)           (170,477)
                                            -------------     -------------     --------------     ---------------     ---------------
Balance at August 31, 2005                                 $                 $                  $     (1,009,869)   $
                                              28,686,996            28,687            925,101                                (56,081)
                                            =============     =============     ==============     ===============     ===============

                               The accompanying notes are an integral part of these financial statements

                                                   NEWTECH RESOURCES LTD.
                                                (A Development Stage Company)
                                                  STATEMENTS OF CASH FLOWS
                                            Years Ended August 31, 2005 and 2004

                                                                                                                 Cumulative
                                                                                 2005             2004            Amounts
                                                                             -------------    -------------    ---------------
Cash flows from operating activities:
   Net loss                                                              $     (170,477)          (20,596)      (1,009,869)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:

         Gain on forgiveness of debt                                             (6,925)          (25,000)         (31,925)
         Increase in accounts payable and

          accrued expenses                                                        18,985            45,605          188,160
                                                                             -------------    -------------    ---------------

         Net cash provided by (used in) operating activities                   (158,417)                 9        (853,634)
                                                                             -------------    -------------    ---------------

Cash flows from investing activities:                                                  -                 -                -
                                                                             -------------    -------------    ---------------

Cash flows from financing activities:

   Related party notes payable                                                         -                 -          460,000

   Issuance of common stock                                                      160,000                 -          395,250
                                                                             -------------    -------------    ---------------

         Net cash provided by financing activities                               160,000                 -          855,250
                                                                             -------------    -------------    ---------------

         Net increase in cash                                                      1,583                 9            1,616

Cash, beginning of period                                                             33                24                -
                                                                             -------------    -------------    ---------------

Cash, end of period                                                      $         1,616                33            1,616
                                                                             =============    =============    ===============

                               The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2005 and 2004

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

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at August 31, 2005 and 2004.

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4", SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statements No. 66 and 67", SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No 29", and SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3", were recently issued.  SFAS No 151, 152, 153, and 154 have no current applicability to the Company or their effect on the financial statements would not have been significant.

In December 2004, the FASB issued SFAS 123 (revised 2004), “Accounting for Stock Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, including the grant of stock options to employees and directors. The Statement is effective for periods beginning after June 15, 2005, and will require the Company to recognize compensation cost based on the grant date fair value of the equity instruments its awards. The Company currently accounts for those instruments under the recognition and measurement principles of APB Opinion 25, including the disclosure-only provisions of the original SFAS 123. Accordingly, no compensation cost from issuing equity instruments has been recognized in the Company’s financial statements. The Company estimates that the required adoption of SFAS 123 (R) will not have a negative impact on its financial statements.

Reclassifications

Certain accounts in the 2004 financial statements have been reclassified to conform with the presentation in the 2005 financial statements.

NEWTECH RESOURCES LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2005 and 2004

Note 2 — Going Concern

As of August 31, 2005, the Company’s revenue generating activities are not in place, and the Company has incurred a loss for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional funding through debt or equity financing. There can be no assurance that such funds will be available to the Company, or available on terms acceptable to the Company.

Note 3 – Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                                                                            Years Ended August 31,
                                                                           2005                2004

Income tax benefit at statutory rate                             $        (49,000)            (2,000)
Change in valuation allowance                                               49,000              2,000

                                                                 $               -                  -

Deferred tax assets are as follows:                                        2005                2004

Start-up costs                                                   $         328,000            279,000
Valuation allowance                                                      (328,000)          (279,000)

                                                                 $               -                  -

The Company has net operation loss carryforwards of approximately $960,000, which begin to expire in the year 2019. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

NEWTECH RESOURCES LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2005 and 2004

Note 4 – Supplemental Cash Flow Information

During the years ended August 31, 2005 and 2004 the Company paid no interest.

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

Note 6 – Related Party Transactions

As of August 31, 2005 and 2004, accounts payable and accrued expenses include approximately $35,000 and $31,000, respectively, that is due to officers and shareholders. The amounts are unsecured, non-interest bearing and due on demand.

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

ITEM 8A. CONTROLS AND PROCEEDURES

The Company’s president acts both as the chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Company’s chief executive officer and chief financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of August 31, 2005. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed in the reports the Company submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to the Company’s chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended August 31, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The officers and directors of the Company as of November 25, 2005 are as follows:

Name                       Age                    Position

Ross Wilmot            61                       chief executive officer, chief financial officer, principal accounting officer and director

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

Mr.     Wilmot is a Chartered Accountant. In addition, he serves in the following capacities with other companies: Director (from February 1999 to August 2003) and CFO (from January 1995 to February 1999) of Breckenridge Resources Ltd.; Director (from April 2000 to November 2003) and CFO (January 1995 to November 2003) of Briyante Software Corp.; Director, Chief Executive Officer and Chief Financial Officer of ASP Ventures Corp., a public shell corporation (from January 1999 to November 2005); Director and Officer of ComCam, Inc. (from March 2001 to November 2004); Director (from July 1996 to April 1998 and July 2001 to present) and CFO of CTF Technologies Inc.; Director (from July 1998 to February 1999) and Vice-President, Finance and Chief Financial Officer (from July 1998 to August 2002) of Imagis Technologies Inc.; Director (from October 1997 to December 2003) and Chief Financial Officer (October 1997 to May 2001) of Intacta Technologies Inc.; Director (from August 1995 to June 2001) and Vice-President, Finance (from August 1995 to March 2005) of Multivision Communications Corp.; Director (from April 1997 to February 2004) and CFO (from January 1997 to August 2003) of Neuer Kapital Corp.; Director and Chief Financial Officer of Orex Ventures Inc. (from May 2001 to present); Director (from May 1997 to present), President (from May 2001 to November 2003) and CFO (from November 2003 to present) of Orko Gold Corp.; Director (from April 1996 to August 2003), Secretary (from April 1996 to April 1999) and President (from April 1999 to September 2002) of Paloma Ventures Inc.; Director and Vice-President, Finance of Promax Communications Corp. (from May 1997 to March 1998); Director and President of Quantum Power Corporation (March 2001 to present); Director (from February 1997 to June 2001) and Vice-President, Finance( from June 1996 to June 2001) of Radical Elastomers Inc.; Director and Vice-President, Finance of ServiceTrack Enterprises Inc. (from September 1997 to June 1998); and Director and President of Avigo Resources Inc. (from April 2001 to present).

Board of Directors Committees

The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Company will be required to establish an audit committee.

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings and no director receives any compensation for services rendered as a director. It is likely that the Company will adopt a provision for compensating directors in the future.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics as Exhibit 14 to this Form 10-KSB. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting the Company.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of the following individuals or entities who during the period ended August 31, 2005 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

Ross Wilmot failed to file a Form 3 or Form 5 despite his appointment as a director and officer of the Company on March 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2005, 2004 and 2003 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the chief executive officer and the only other employee to receive compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

Annual Compensation	Long Term Compensation
Awards	Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options SARs (#)	LTIP payouts ($)	All Other Compensation ($)
Ross Wilmot, Chief Executive Officer, Chief Financial Officer	2005 2004 2003	- - -	- - -	25,917 11,606 1,585	- - -	- - -	- - -	- - -

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of November 25, 2005, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Ownership	Amount and nature of Beneficial Ownership	Percent of Class
Common Stock	Ross Wilmot	0	0%
Common Stock	All Executive Officers and Directors as a Group	0	0%
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Jones Simkins, P.C. provided audit services to the Company in connection with its annual report for the fiscal years ended August 31, 2005 and 2004. The aggregate fees billed by Jones Simkins, P.C. for the audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements was $9,000 and $ 4,750 respectively.

Audit Related Fees

Jones Simkins, P.C. billed to the Company fees of $0 in 2005 and $290 in 2004 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Jones Simkins, P.C. billed to the Company fees of $500 in 2005 and $300 in 2004 for professional services rendered in connection with the preparation of the Company's tax returns for the respective periods.

All Other Fees

Jones Simkins, P.C. billed to the Company no fees in each of 2005 and 2004 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Jones Simkins, P.C. as detailed above, were pre-approved by the Company’s board of directors. Jones Simkins, P.C. performed all work only with their permanent full time employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 25th day of November 2005

Newtech Resources, Ltd.

/s/ Ross Wilmot

Ross Wilmot, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                Date

 /s/ Ross Wilmot       Director         November 25, 2005

 Ross Wilmot

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Commission on October 16, 2001)
3(ii)	*	By-laws of the Company (incorporated by reference to the Form 10-SB filed with the Commission on October 16, 2001)
10(i)	*	Option Agreement between the Company and Kaizen Food Corporation (incorporated by reference to the Form 10-SB filed with the Commission on October 16, 2001)
10(ii)	*	Amended Option Agreement between the Company and the Kaizen Food Corporation (incorporated by reference to the Form 10-SB/A filed with the Commission on June 3, 2002)
10(iii)	*	Debt Settlement Agreement between the Company and Noni Wee dated August 31, 2003 (incorporated by reference to the Form 10-KSB filed with the Commission on December 15, 2003)
10(iv)	*	Debt Settlement Agreement between the Company and Chaim Ai Ngoh dated August 31, 2003 (incorporated by reference to the Form 10-KSB filed with the Commission on December 15, 2003)
10(v)	*	The 2004 Benefit Plan of Newtech Resources Ltd. dated April 19, 2004 (Incorporated by reference from the Form S-8 filed with the Commission on April 26, 2004).
14	*	Code of Ethics adopted October 24, 2004 (incorporated by reference to the Form 10-KSB filed with the Commission on September 13, 2005).
31	Attached

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