Form 10QSB
period 2005-11-30
NEWTECH RESOURCES LTD
filed 2006-01-13
CIK 1080001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2005.

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

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of January 13, 2006 was 29,686,996.

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

                                               NEWTECH RESOURCES LTD.
                                           (A Development Stage Company)
                                                   BALANCE SHEETS

                                                                               November 30,           August 31,
                                                                                   2005                  2005
                                ASSETS                                         (Unaudited)             (Audited)
                                                                            -------------------    ------------------

Current assets:

   Cash                                                                  $            11,760                 1,616
                                                                            -------------------    ------------------

      Total current assets                                               $            11,760                 1,616
                                                                            ===================    ==================

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

   Accounts payable and accrued expenses                                 $            81,932                 57,697
                                                                            -------------------    ------------------

      Total current liabilities                                                       81,932                 57,697
                                                                            -------------------    ------------------

Commitments and contingencies

Stockholders' deficit:
   Common stock, $.001 par value, 30,000,000 shares

     authorized, 29,686,996 and 28,686,996 shares                                     29,687                 28,687
     issued and outstanding

   Additional paid-in capital                                                        934,101                925,101
   Deficit accumulated during the developmental stage                             (1,033,960)            (1,009,869)
                                                                            -------------------    ------------------

      Total stockholders' deficit                                                   (70,172)                (56,081)
                                                                            -------------------    ------------------

         Total liabilities and stockholders' deficit                     $            11,760                  1,616
                                                                            ===================    ==================

                     The accompanying notes are an integral part of these financial statements

                                             NEWTECH RESOURCES LTD.
                                          (A Development Stage Company)
                                       UNAUDITED STATEMENTS OF OPERATIONS

                                                                    Three Months Ended
                                                                       November 30,                  Cumulative
                                                            -----------------------------------
                                                                 2005                2004             Amounts
                                                            ----------------    ---------------    ---------------

Revenue                                                 $                 -                   -                  -

General and administrative costs                                     24,091              27,184           1,065,885

Gain on forgiveness of debt                                               -                   -            (31,925)
                                                            ----------------    ---------------    ---------------

      Loss before income taxes                                     (24,091)            (27,184)         (1,033,960)

Provision for income taxes                                                -                  -                    -
                                                            ----------------    ---------------    ---------------

      Net loss                                          $          (24,091)            (27,184)        (1,033,960)
                                                            ================    ===============    ===============

Loss per common share - basic and diluted               $                 -                  -
                                                            ================    ===============

Weighted average common shares -
  basic and diluted                                              28,687,000         14,320,000
                                                            ================    ===============

                     The accompanying notes are an integral part of these financial statements

                                               NEWTECH RESOURCES LTD.
                                           (A Development Stage Company)
                                         UNAUDITED STATEMENTS OF CASH FLOWS

                                                                          Three Months Ended
                                                                             November 30,               Cumulative
                                                                     ------------------------------
                                                                         2005             2004            Amounts
                                                                     -------------    -------------    --------------

Cash flows from operating activities:

   Net loss                                                      $       (24,091)         (27,184)       (1,033,960)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:

         Gain on forgiveness of debt                                           -                 -          (31,925)
         Increase in accounts payable and

           accrued expenses                                               24,235             7,078          212,395
                                                                     -------------    -------------    --------------

         Net cash provided by (used in)

           operating activities                                              144          (20,106)         (853,490)
                                                                     -------------    -------------    --------------

Cash flows from investing activities:                                          -                 -                -
                                                                     -------------    -------------    --------------

Cash flows from financing activities:

   Related party notes payable                                                 -                 -          460,000

   Issuance of common stock                                               10,000            30,000          405,250
                                                                     -------------    -------------    --------------

         Net cash provided by financing activities                        10,000            30,000          865,250
                                                                     -------------    -------------    --------------

         Net increase in cash                                             10,144             9,894           11,760

Cash, beginning of period                                                  1,616                33                -
                                                                     -------------    -------------    --------------

Cash, end of period                                              $        11,760             9,927           11,760
                                                                     =============    =============    ==============

                     The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

November 30, 2005

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended August 31, 2005, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended August 31, 2006.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in the following Notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year ended August 31, 2005, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 — Going Concern

At November 30, 2005 the Company has an accumulated deficit and has incurred losses since inception. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is subject to obtaining necessary funding from outside sources. There can be no assurance that the Company will be successful in these efforts.

Note 4 – Supplemental Cash Flow Information

During the three months ended November 30, 2005 and 2004 the Company paid no interest.

Since inception:

o No amounts have been paid for income taxes.

o The Company has issued 1,483,871 shares of common stock in exchange for related party notes payable and accrued interest of $460,000 and $84,225, respectively.

o The Company has issued 143,125 shares of common stock in exchange for accounts payable of $14,313.

ITEM 2.           MANAGEMENT'S PLAN OF OPERATION

The following plan of operation should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this periodic report. The Company’s fiscal year end is August 31.

This report and the exhibits attached hereto contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, statements as to management’s good faith expectations and beliefs, which are subject to inherent uncertainties which are difficult to predict and may be beyond the ability of the Company to control. Forward-looking statements are made based upon management’s expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

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

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended August 31, 2005.

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

Liquidity and Capital Resources

As of November 30, 2005, the Company had no significant assets and does not have sufficient resources to meet the anticipated needs of the Company’s minimum operations for the fiscal year ending August 31, 2006. The Company may seek additional capital through the placement of private equity or debt to support future operations.

Should the Company fail to realize sufficient proceeds from private equity or debt placements, it will most likely have to obtain loans from shareholders until such time as an acquisition or merger candidate is identified and an agreement concluded. However, there can be no assurance that the Company will be able to obtain shareholder funding, as the Company has no agreement in place with any of its shareholders to provide any form of funding. Further, the Company’s need for capital may change dramatically if it acquires a business opportunity during the next annual period. The Company believes that if no acquisition candidate is found within the next twelve months then its operating requirements will not exceed $50,000.

The Company adopted The 2004 Benefit Plan of Newtech Resources Ltd., on April 19, 2004. Under the benefit plan, the Company may issue stock, or grant options to acquire the Company’s common stock to employees of the Company. The board of directors, at its own discretion may also issue stock or grant options to other individuals, including consultants or advisors, who render services to the Company or its subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or option granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for the Company’s stock. The Company has issued 143,125 shares in consideration of advisory services rendered but granted no options pursuant to the benefit plan as of the period ended November 30, 2005. The benefit plan is registered on Form S-8 with the Securities and Exchange Commission.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended August 31, 2005 included in the Company’ Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Under the supervision and with the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of November 30, 2005 Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended November 30, 2005 and 2004.

(b)     Changes in internal controls over financial reporting.

During the quarter ended November 30, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.           LEGAL PROCEEDINGS

None.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES

On November 30, 2005 the Company authorized the issuance of 1,000,000 shares of common stock to Valor Invest Ltd., in exchange for cash consideration of $0.01 a share or $10,000 pursuant to the terms of a stock subscription agreement. The Company relied on exemptions provided by Regulation S of the Securities Act. No sales commissions were paid in connection with this transaction.

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

ITEM 3.           DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.           MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 13 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of January 2006.

NEWTECH RESOURCES LTD.

/s/ Nora Coccaro

Nora Coccaro

Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director

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