Form 10QSB
period 2006-02-28
NEWTECH RESOURCES LTD
filed 2006-04-17
CIK 1080001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2006.

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

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of April 13, 2006 was 29,686,996.

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our”, and “us”, refer to Newtech Resources Ltd., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                              NEWTECH RESOURCES LTD.
                                           (A Development Stage Company)
                                              UNAUDITED BALANCE SHEET
                                                 February 28, 2006

                                          ASSETS

Current assets:

   Cash                                                                                                     $  4,247
                                                                                                 -------------------

      Total current assets                                                                                  $  4,247
                                                                                                 ===================

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

   Accounts payable and accrued expenses                                                                   $  92,710
                                                                                                 -------------------

      Total current liabilities                                                                               92,710
                                                                                                 -------------------

Commitments and contingencies

Stockholders' deficit:
   Common stock, $.001 par value, 30,000,000 shares

      authorized, 29,686,996 shares issued and outstanding                                                    29,687

   Additional paid-in capital                                                                                934,101

   Deficit accumulated during the developmental stage                                                    (1,052,251)
                                                                                                 -------------------

      Total stockholders' deficit                                                                           (88,463)
                                                                                                 -------------------

         Total liabilities and stockholders' deficit                                                        $  4,247
                                                                                                 ===================

                     The accompanying notes are an integral part of these financial statements

                                                                        NEWTECH RESOURCES LTD.
                                                                     (A Development Stage Company)
                                                                   UNAUDITED STATEMENTS OF OPERATIONS

                                                                         Three Months Ended                           Six Months Ended
                                                                            February 28,                                February 28,                      Cumulative
                                                               ----------------------------------------    ----------------------------------------
                                                                     2006                  2005                  2006                  2005                Amounts
                                                               ------------------    ------------------    ------------------    ------------------   -------------------

Revenue                                                    $                   -                     -                     -                     -                     -

General and administrative costs                                          18,291                17,294                42,382                44,478             1,084,176

Gain on forgiveness of debt                                                    -                     -                     -                     -              (31,925)
                                                               ------------------    ------------------    ------------------    ------------------   -------------------

      Loss before income taxes                                          (18,291)              (17,294)              (42,382)              (44,478)           (1,052,251)

Provision for income taxes                                                     -                     -                     -                     -                     -
                                                               ------------------    ------------------    ------------------    ------------------   -------------------

      Net  loss                                            $            (18,291)              (17,294)              (42,382)              (44,478)           (1,052,251)
                                                               ==================    ==================    ==================    ==================   ===================

Loss per common share - basic and diluted                  $                   -                     -                     -                     -
                                                               ==================    ==================    ==================    ==================

Weighted average common shares -
   basic and diluted                                                  29,687,000            18,813,000            29,185,000            16,327,000
                                                               ==================    ==================    ==================    ==================

                     The accompanying notes are an integral part of these financial statements

                                              NEWTECH RESOURCES LTD.
                                          (A Development Stage Company)
                                        UNAUDITED STATEMENTS OF CASH FLOWS

                                                                         Six Months
                                                                     Ended February 28,               Cumulative
                                                             -----------------------------------
                                                                  2006                2005             Amounts
                                                             ----------------    ---------------    ---------------
Cash flows from operating activities:
   Net loss                                               $         (42,382)           (44,478)        (1,052,251)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Gain on forgiveness of debt                                       -                  -           (31,925)
         Increase (decrease) in accounts payable
          and accrued liabilities                                     35,013            (4,529)            223,173
                                                             ----------------    ---------------    ---------------

         Net cash used in operating activities                       (7,369)           (49,007)          (861,003)
                                                             ----------------    ---------------    ---------------

Cash flows from investing activities:                                      -                  -                  -
                                                             ----------------    ---------------    ---------------

Cash flows from financing activities:
   Related party notes payable                                             -                  -            460,000
   Issuance of common stock                                           10,000             75,000            405,250
                                                             ----------------    ---------------    ---------------

         Net cash provided by financing activities                    10,000             75,000            865,250
                                                             ----------------    ---------------    ---------------

         Net increase in cash                                          2,631             25,993              4,247

Cash, beginning of period                                              1,616                 33                  -
                                                             ----------------    ---------------    ---------------

Cash, end of period                                       $            4,247             26,026              4,247
                                                             ================    ===============    ===============

                     The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

February 28, 2006

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

Note 3 — Going Concern

At February 28, 2006 the Company has an accumulated deficit and has incurred losses since inception. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is subject to obtaining necessary funding from outside sources. There can be no assurance that the Company will be successful in these efforts.

Note 4 – Supplemental Cash Flow Information

During the six months ended February 28, 2006 and 2005 the Company paid no interest.

Since inception:

o No amounts have been paid for income taxes.

o	The Company has issued 1,483,871 shares of common stock in exchange for related party notes payable and accrued interest of $460,000 and $84,225, respectively.

o The Company has issued 143,125 shares of common stock in exchange for accounts payable of $14,313.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

This Management’s Plan of Operation and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included in this report. All information presented herein is based on the period ended February 28, 2006.

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

The Company has no current plans to invest in research and development, purchase or sell any plant or equipment, or make any changes in the number of our employees.

Results of Operations

During the period ended February 28, 2006, our operations were limited to satisfying continuous public disclosure requirements and seeking to identify prospective business opportunities.

We do not expect to receive revenues within the next twelve months of operation or ever, since we have yet to acquire a favorable business opportunity, which opportunity if acquired, may or may not produce revenue.

Net Loss

For the period from July 27, 1998, to February 28, 2006, the Company recorded an operating loss of $1,052,251. The Company’s operating loss is attributable to general and administrative expenses. The general and administrative expenses include incorporation costs, offering costs, accounting costs, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934.

We expect to continue to operate at a loss through fiscal 2006 and due to the nature of the Company’s search for a suitable business opportunity cannot determine whether we will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures from inception to February 28, 2006.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from operations that will offset any operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

As of February 28, 2006, the Company had no significant assets and does not have sufficient resources to meet the anticipated needs of our minimum operations through the calendar year ending August 31, 2006. The Company may seek additional capital through the placement of private equity or debt to support future operations.

Should the Company fail to realize sufficient proceeds from private equity or debt placements, we will most likely have to obtain loans from shareholders until such time as an acquisition or merger candidate is identified and an agreement concluded. However, there can be no assurance that we will be able to obtain shareholder funding, as we have no agreement in place with any of our shareholders to provide any form of funding. Further, the Company’s need for capital may change dramatically if we acquire a business opportunity during the next annual period. The Company believes that if no acquisition candidate is found within the next twelve months then our operating requirements will not exceed $50,000.

The Company adopted The 2004 Benefit Plan of Newtech Resources Ltd., on April 19, 2004. Under the benefit plan, we may issue stock, or grant options to acquire the Company’s common stock to our employees. The board of directors, at its own discretion may also issue stock or grant options to other individuals, including consultants or advisors, who render services to the Company or the Company’s subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or option granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for the Company’s stock. The Company has issued 143,125 shares in consideration of advisory services rendered but granted no options pursuant to the benefit plan as of the period ended February 28, 2006. The benefit plan is registered on Form S-8 with the Securities and Exchange Commission.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in section titled “Plan of Operation”, with the exception of historical facts, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

- our anticipated financial performance and business plan;

- the sufficiency of existing capital resources;

— our ability to raise additional capital to fund cash requirements for future operations;

— uncertainties related to the Company’s future business prospects;

 — the ability of the Company to generate revenues to fund future operations;

 — the volatility of the stock market and;

— general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended August 31, 2005 included in our Form 10-KSB, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities and an accumulated deficit of $1,009,869 as of August 31, 2005, which has increased to $1,052,251 as of February 28, 2006. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from a suitable business opportunity; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company. (a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, acting as our principal executive officer and principal financial officer, our president evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of February 28, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended February 28, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

The Company’s management, including the chief executive officer and chief financial officer, does not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. It is also recognized the Company has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company should address these concerns at the earliest possible opportunity.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 13 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. In accordance with the requirements of the Securities Exchange Act, this 13th day of April, 2006

NEWTECH RESOURCES LTD.

/s/ Nora Coccaro

Nora Coccaro

Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Commission on October 16, 2001)
3(ii)	*	By-laws of the Company (incorporated by reference to the Form 10-SB filed with the Commission on October 16, 2001)
14	*	Code of Ethics adopted October 24, 2004 (incorporated by reference to the Form 10-KSB/A filed with the Commission on September 13, 2005).
31	Attached

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