Form 10QSB
period 2006-05-31
NEWTECH RESOURCES LTD
filed 2006-07-17
CIK 1080001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2006.

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

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of July 14, 2006 was 29,686,996.

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

                                             NEWTECH RESOURCES LTD.
                                          (A Development Stage Company)
                                                  BALANCE SHEETS

                                                                               May 31,              August 31,
                                                                                 2006                  2005
                               ASSETS                                        (Unaudited)            (Audited)
                                                                          -------------------    -----------------

Current assets:

   Cash                                                                $                   87                1,616
                                                                          -------------------    -----------------

      Total current assets                                             $                   87                1,616
                                                                          ===================    =================

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

   Accounts payable and accrued expenses                               $              114,892               57,697
                                                                          -------------------    -----------------

      Total current liabilities                                                       114,892               57,697
                                                                          -------------------    -----------------

Commitments and contingencies

Stockholders' deficit:
   Common stock, $.001 par value, 30,000,000 shares
     authorized, 29,686,996 and 28,686,996 shares

     issued and outstanding                                                            29,687               28,687

   Additional paid-in capital                                                         934,101              925,101

   Deficit accumulated during the developmental stage                             (1,078,593)          (1,009,869)
                                                                          -------------------    -----------------

      Total stockholders' deficit                                                   (114,805)             (56,081)
                                                                          -------------------    -----------------

         Total liabilities and stockholders' deficit                   $                   87                1,616
                                                                          ===================    =================

        The accompanying notes are an integral part of these financial statements

                                                                         NEWTECH RESOURCES LTD.
                                                                     (A Development Stage Company)
                                                                   UNAUDITED STATEMENTS OF OPERATIONS

                                                                         Three Months Ended                          Nine Months Ended
                                                                               May 31,                                    May 31,                         Cumulative
                                                               ----------------------------------------    ---------------------------------------
                                                                     2006                  2005                  2006                 2005                 Amounts
                                                               ------------------    ------------------    ------------------   ------------------    -------------------

Revenue                                                    $                   -                     -                     -                    -                      -

General and administrative costs                                          26,342                59,093                68,724              103,571              1,110,518

Gain on forgiveness of debt                                    -                     -                     -                    -                               (31,925)
                                                               ------------------    ------------------    ------------------   ------------------    -------------------

      Loss before income taxes                                          (26,342)              (59,093)              (68,724)           (103,571)             (1,078,593)

Provision for income taxes                                                     -                     -                     -                    -                      -
                                                               ------------------    ------------------    ------------------   ------------------    -------------------

      Net  loss                                            $            (26,342)              (59,093)              (68,724)           (103,571)             (1,078,593)
                                                               ==================    ==================    ==================   ==================    ===================

Loss per common share - basic and diluted                  $                   -                     -                     -                    -
                                                               ==================    ==================    ==================   ==================

Weighted average common shares -
   basic and diluted                                                  29,687,000            20,690,000            29,354,000           17,877,000
                                                               ==================    ==================    ==================   ==================

                               The accompanying notes are an integral part of these financial statements

                                               NEWTECH RESOURCES LTD.
                                           (A Development Stage Company)
                                         UNAUDITED STATEMENTS OF CASH FLOWS

                                                                           Nine Months
                                                                             May 31,                   Cumulative
                                                                 --------------------------------
                                                                     2006              2005              Amounts
                                                                 --------------    --------------    ----------------
Cash flows from operating activities:

   Net loss                                                  $        (68,724)         (103,571)         (1,078,593)
   Adjustments to reconcile net loss to net cash
      used in operating activities:

         Gain on forgiveness of debt                                         -                 -            (31,925)
         Increase (decrease) in accounts payable

          and accrued liabilities                                       57,195          (24,893)             245,355
                                                                 --------------    --------------    ----------------

         Net cash used in operating activities                        (11,529)         (128,464)           (865,163)
                                                                 --------------    --------------    ----------------

Cash flows from investing activities:                                        -                 -                   -
                                                                 --------------    --------------    ----------------

Cash flows from financing activities:

   Related party notes payable                                               -                 -             460,000

   Issuance of common stock                                             10,000           140,000             405,250
                                                                 --------------    --------------    ----------------

         Net cash provided by financing activities                      10,000           140,000             865,250
                                                                 --------------    --------------    ----------------

         Net increase (decrease) in cash                               (1,529)            11,536                  87

Cash, beginning of period                                                1,616                33                   -
                                                                 --------------    --------------    ----------------

Cash, end of period                                          $              87            11,569                  87
                                                                 ==============    ==============    ================

                               The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

May 31, 2006

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

Note 3 — Going Concern

At May 31, 2006 the Company has an accumulated deficit and has incurred losses since inception. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is subject to obtaining necessary funding from outside sources. There can be no assurance that the Company will be successful in these efforts.

Note 4 – Supplemental Cash Flow Information

During the nine months ended May 31, 2006 and 2005 the Company paid no interest.

Since inception:

o No amounts have been paid for income taxes.

o The Company has issued 1,483,871 shares of common stock in exchange for related party notes payable and accrued interest of $460,000 and $84,225, respectively.

o The Company has issued 143,125 shares of common stock in exchange for accounts payable of $14,313.

ITEM 2.           MANAGEMENT'S PLAN OF OPERATION

This Management’s Plan of Operation and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included in this report. All information presented herein is based on the period ended May 31, 2006.

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

Results of Operations

During the period ended May 31, 2006, our operations were limited to satisfying continuous public disclosure requirements and seeking to identify prospective business opportunities.

We do not expect to receive revenues within the next twelve months of operation or ever, since we have yet to acquire a favorable business opportunity, which opportunity if acquired, may or may not produce revenue.

Net Loss

For the period from July 27, 1998, to May 31, 2006, the Company recorded an operating loss of $1,078,593. The Company’s operating loss is attributable to general and administrative expenses. The general and administrative expenses include incorporation costs, offering costs, accounting costs, consulting fees and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934.

We expect to continue to operate at a loss through fiscal 2006 and due to the nature of the Company’s search for a suitable business opportunity cannot determine whether we will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures from inception to May 31, 2006.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from operations that will offset any operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

As of May 31, 2006, the Company had no significant assets and does not have sufficient resources to meet the anticipated needs of our minimum operations through the calendar year ending August 31, 2006. The Company may seek additional capital through the placement of private equity or debt to support future operations.

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

 - our ability to raise additional capital to fund cash requirements for future operations;

- uncertainties related to the Company's future business prospects;

- the ability of the Company to generate revenues to fund future operations;

- the volatility of the stock market and;

- general economic conditions.

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

Risks Factors

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this annual report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Our operating losses may continue into the future, resulting in a decrease in share value.

Since our inception in 1998, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $1,078,593 at May 31, 2006. During the nine months ended May 31, 2006, we recorded a net loss of $68,724. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Such continuing losses could result in a decrease in share value.

The Company’s limited financial resources cast severe doubt on our ability to acquire a profitable business opportunity.

The Company’s future operation is dependent upon the acquisition of a profitable business opportunity. However, the prospect of such an acquisition is doubtful due to the Company’s limited financial resources. Since we have no current business opportunity, the Company is not in a position to improve this financial condition through debt or equity offerings. Therefore, this limitation may act as a deterrent in future negotiations with prospective acquisition candidates. Should we be unable to acquire a profitable business opportunity the Company will, in all likelihood, be forced to cease operations.

The market for our stock is limited and our stock price may be volatile.

The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

We may incur significant expenses as a result of being quoted on the Over the Counter Bulletin Board, which may negatively impact our financial performance.

We may incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, have required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2007, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2007, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities and an accumulated deficit of $1,009,869 as of August 31, 2005, which has increased to $1,078,593 as of May 31, 2006. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from a suitable business opportunity; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.           CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, acting as our principal executive officer and principal financial officer, our president evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of May 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended May 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 17th day of July, 2006.

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