Form 10KSB
period 2006-08-31
NEWTECH RESOURCES LTD
filed 2006-11-08
CIK 1080001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2006.

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

Securities registered under Section 12(g) of the Exchange Act:

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

Yes     X              No

The registrant's net sales for the year ended August 31, 2006, were $0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $1,039,045 based on the average closing bid and asked prices for the common stock on October 31, 2006.

At November 8, 2006, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 29,686,996.

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

Employees.

The Company currently has no employees. Our executive officer devotes as much time to the affairs of the Company as she deems appropriate. Management of the Company uses consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

Risks Related to Our Business

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

Since our inception in 1998, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $1,109,958 at August 31, 2006. During the twelve months ended August 31, 2006, we recorded a net loss of $100,089. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Such continuing losses could result in a decrease in share value.

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

Reports to Security Holders.

The Company’s annual report will contain audited financial statements. The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders unless requested by same. The Company files all of its required information with the Commission.

The public may read and copy any materials that are filed by the Company with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by the Company with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

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

                -------------- -------------------------- --------------------- --------------------
                Year           Quarter Ended              High                  Low
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                2006           August 31                  $0.04                 $0.02
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               May 31                     $0.07                 $0.03
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               February 28                $0.06                 $0.02
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                2005           November 30                $0.04                 $0.02
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               August 31                  $0.06                 $0.02
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               May 31                     $0.08                 $0.03
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               February 28                $0.14                 $0.02
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                2004           November 30                $0.03                 $0.02
                -------------- -------------------------- --------------------- --------------------

Record Holders

As of November 8, 2006, there were approximately 33 shareholders of record holding a total of 29,686,996 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 6 MANAGEMENT'S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below and the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended August 31, 2006.

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

Results of Operations

During the twelve month period ended August 31, 2006, the Company was involved in completing a series of private placements of its common stock to fund operations and identifying prospective business opportunities.

The Company does not expect to realize revenue within the next twelve months or until such time as it enters into a transaction to acquire a revenue producing business.

Net Losses

For the period from July 27, 1998 to August 31, 2006, the Company recorded a net loss of $1,109,958. The Company’s operating losses are attributable to general and administrative expenses, research and development costs and option payments. The general and administrative expenses include incorporation costs, accounting expenses, professional fees, consulting fees and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934, as amended (“Exchange Act”). The Company did not generate any revenues during this period.

The Company expects to continue to operate at a loss through fiscal 2007 and due to the nature of the Company’s search for a suitable business opportunity cannot determine whether it will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 27, 1998 (inception) to August 31, 2006.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $4,273 and total assets of $4,273 as of August 31, 2006. These assets consist of cash on hand of $4,273. Net stockholders deficiency in the Company was $146,170 at August 31, 2006.

Cash flow used in operating activities was $7,343 for the twelve month period ended August 31, 2006 as compared to cash flow provided by operating activities of $158,417 for the twelve month period ended August 31, 2005. Cash flow was used in operating activities was due in large part to the increase in net losses over the comparative twelve month periods.

Cash flow provided from financing activities was $10,000 for the twelve month period ended August 31, 2006 as compared to cash flow provided from financing activities of $160,000 for the twelve month period ended August 31, 2005. Funds realized from financing activities in the current and prior twelve month period can be attributed to the sale of common equity.

The Company adopted The 2004 Benefit Plan of Newtech Resources Ltd. on April 19, 2004. Under the benefit plan, the Company may issue stock, or grant options to acquire the Company’s common stock to employees of the Company. The board of directors, at its own discretion may also issue stock or grant options to other individuals, including consultants or advisors, who render services to the Company or its subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock may be issued, or option granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for the Company’s stock. The Company has issued 143,125 shares in consideration of advisory services rendered but granted no options pursuant to the benefit plan as of the period ended August 31, 2005, and none in the period ended August 31, 2006.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months and it will have to seek debt or equity financing to fund minimum operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to the Company on acceptable terms. The Company’s shareholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding would have a material adverse affect on its plan of operation. The Company projects that if no acquisition candidate is found within the next twelve months its operating requirements will not exceed $75,000.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in sections titled “Plan of Operation” and “Description of Business”, with the exception of historical facts, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

|X| our anticipated financial performance and business plan;

|X| the sufficiency of existing capital resources;

|X| our ability to raise additional capital to fund cash requirements for future operations;

|X| uncertainties related to the Company’s future business prospects;

|X| the ability of the Company to generate revenues to fund future operations;

|X| the volatility of the stock market and; and

|X| general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

Critical Accounting Policies

In Note 1 to the attached audited financial statements for the periods ended August 31, 2006 and 2005 included in the Company’s Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140". This statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates; (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (a) Amortization method—Amortize (3) (3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (a) Amortization method—Amortize permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (a) Amortization method—Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date, or (b) Fair value measurement method—Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; (3) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this statement.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements – an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities and an accumulated deficit of $1,109,958 as of August 31, 2006. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from a suitable business opportunity; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7. FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal year ended August 31, 2006 are attached hereto as pages F-1 through F-10.

NEWTECH RESOURCES LTD.

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and

Board of Directors of

Newtech Resources Ltd.

We have audited the accompanying balance sheet of Newtech Resources Ltd. (a development stage company), as of August 31, 2006 and 2005 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the cumulative amounts since inception. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newtech Resources Ltd. (a development stage company), as of August 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended and the cumulative amounts since inception, in conformity with accounting principles generally accepted in the United States of America.

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

JONES SIMKINS, P.C.

Logan, Utah

October 26, 2006

                                             NEWTECH RESOURCES LTD.
                                          (A Development Stage Company)
                                                  BALANCE SHEET
                                            August 31, 2006 and 2005

                                 ASSETS
                                                                                   2006                2005
                                                                              ----------------   -----------------
Current assets:

   Cash                                                                               $  4,273               1,616
                                                                              ----------------   -----------------

      Total current assets                                                            $  4,273               1,616
                                                                              ================   =================

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                                     $         150,443              57,697
                                                                              ----------------   -----------------

      Total current liabilities                                                        150,443              57,697
                                                                              ----------------   -----------------

Commitments and contingencies

Stockholders' deficit:
   Common stock, $.001 par value, 30,000,000 shares
      authorized, 29,686,996 and 28,686,996 shares

      issued and outstanding, respectively                                              29,687              28,687
   Additional paid-in capital                                                          934,101             925,101
   Deficit accumulated during the development stage                                (1,109,958)         (1,009,869)
                                                                              ----------------   -----------------

      Total stockholders' deficit                                                    (146,170)            (56,081)
                                                                              ----------------   -----------------

      Total liabilities and stockholders' deficit                                     $  4,273               1,616
                                                                              ================   =================

                               The accompanying notes are an integral part of these financial statements

                                              NEWTECH RESOURCES LTD.
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS
                                       Years Ended August 31, 2006 and 2005

                                                                                                      Cumulative
                                                                  2006                2005              Amounts
                                                             ----------------    ----------------   ----------------

Revenue                                                  $                 -                   -                 -

General and administrative costs                                    100,089              177,402         1,141,883

Gain on forgiveness of debt                                                -             (6,925)          (31,925)
                                                             ----------------    ----------------   ----------------

         Loss before income taxes                                  (100,089)           (170,477)       (1,109,958)

Provision for income taxes                                                 -                   -                 -
                                                             ----------------    ----------------   ----------------

         Net loss                                        $         (100,089)           (170,477)       (1,109,958)
                                                             ================    ================   ================

Loss per common share - basic and diluted                $                 -              (0.01)
                                                             ================    ================

Weighted average common shares -
   basic and diluted                                              29,438,000          20,048,000
                                                             ================    ================

                               The accompanying notes are an integral part of these financial statements

                                                                    NEWTECH RESOURCES LTD.
                                                                (A Developmental Stage Company)
                                                         STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                     July 27, 1998 ( Date of Inception) to August 31, 2006
                                                                                                                               Deficit
                                                                                                                             Accumulated
                                                                                                        Additional           During the
                                                                         Common Stock                    Paid-in          Development
                                                              -----------------------------------
                                                                  Shares              Amount             Capital                Stage                Total
                                                              ---------------     ---------------     ---------------     ------------------     ---------------

Balance at July 27, 1998 (date of inception)                               -   $               -   $               -   $                  -   $               -

Issuance of common stock to founders                               2,750,000               2,750                   -                      -               2,750
Issuance of common stock                                           8,250,000               8,250              74,250                      -              82,500
Issuance of common stock                                              60,000                  60             149,940                      -             150,000

Net loss                                                        -                              -                   -              (134,464)           (134,464)
                                                              ---------------     ---------------     ---------------     ------------------     ---------------

Balance at August 31, 1999                                        11,060,000              11,060             224,190              (134,464)             100,786

Net loss                                                        -                              -                   -              (126,944)           (126,944)
                                                              ---------------     ---------------     ---------------     ------------------     ---------------

Balance at August 31, 2000                                        11,060,000              11,060             224,190              (261,408)            (26,158)

Net loss                                                        -                              -                   -              (167,562)           (167,562)
                                                              ---------------     ---------------     ---------------     ------------------     ---------------

Balance at August 31, 2001                                        11,060,000              11,060             224,190              (428,970)           (193,720)

Net loss                                                        -                              -                   -              (252,690)           (252,690)
                                                              ---------------     ---------------     ---------------     ------------------     ---------------

Balance at August 31, 2002                                        11,060,000              11,060             224,190              (681,660)           (446,410)

The accompanying notes are an integral part of these financial statements

                                                                    NEWTECH RESOURCES LTD.
                                                                (A Developmental Stage Company)
                                                         STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                     July 27, 1998 ( Date of Inception) to August 31, 2006

Balance at August 31, 2002 - continued                            11,060,000              11,060             224,190              (681,660)           (446,410)

Issuance of common stock for related
  party notes payable and accrued expenses                         1,483,871               1,484             542,741                      -             544,225
Net loss                                                                   -                   -                   -              (137,136)           (137,136)
                                                              ---------------     ---------------     ---------------     ------------------     ---------------

Balance at August 31, 2003                                        12,543,871              12,544             766,931              (818,796)            (39,321)

Issuance of common stock for accounts payable                        143,125                 143              14,170                      -              14,313
Net loss                                                                   -                   -                   -               (20,596)            (20,596)
                                                              ---------------     ---------------     ---------------     ------------------     ---------------

Balance at August 31, 2004                                        12,686,996              12,687             781,101              (839,392)            (45,604)

Issuance of common stock for cash                                 16,000,000              16,000             144,000                      -             160,000
Net loss                                                                   -                   -                   -              (170,477)           (170,477)
                                                              ---------------     ---------------     ---------------     ------------------     ---------------

Balance at August 31, 2005                                        28,686,996              28,687             925,101            (1,009,869)            (56,081)

Issuance of common stock for cash                                  1,000,000               1,000               9,000                      -              10,000
Net loss                                                                   -                   -                   -              (100,089)           (100,089)
                                                              ---------------     ---------------     ---------------     ------------------     ---------------

Balance at August 31, 2006                                        29,686,996   $          29,687   $         934,101   $        (1,109,958)   $       (146,170)
                                                              ===============     ===============     ===============     ==================     ===============

                               The accompanying notes are an integral part of these financial statements

                                                     NEWTECH RESOURCES LTD.
                                                 (A Development Stage Company)
                                                    STATEMENTS OF CASH FLOWS
                                              Years Ended August 31, 2006 and 2005

                                                                                                              Cumulative
                                                                            2006               2005             Amounts
                                                                        --------------    ---------------   ----------------
     Cash flows from operating activities:
        Net loss                                                    $      (100,089)         (170,477)           (1,109,958)
        Adjustments to reconcile net loss to net cash
           used in operating activities:

              Gain on forgiveness of debt                                          -           (6,925)              (31,925)
              Increase in accounts payable and

               accrued expenses                                               92,746            18,985               280,906
                                                                        --------------    ---------------   ----------------

              Net cash used in operating activities                          (7,343)         (158,417)             (860,977)
                                                                        --------------    ---------------   ----------------

     Cash flows from investing activities:                                         -                 -                     -
                                                                        --------------    ---------------   ----------------

     Cash flows from financing activities:

        Related party notes payable                                                -                 -               460,000

        Issuance of common stock                                              10,000           160,000               405,250
                                                                        --------------    ---------------   ----------------

              Net cash provided by financing activities                       10,000           160,000               865,250
                                                                        --------------    ---------------   ----------------

              Net increase in cash                                             2,657             1,583                 4,273

     Cash, beginning of period                                                 1,616                33                     -
                                                                        --------------    ---------------   ----------------

     Cash, end of period                                            $          4,273             1,616                 4,273
                                                                        ==============    ===============   ================

                               The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2006 and 2005

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

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at August 31, 2006 and 2005.

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

NEWTECH RESOURCES LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2006 and 2005

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123 (revised 2004), “Accounting for Stock Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, including the grant of stock options to employees and directors. The Statement is effective for periods beginning after July 1, 2006, and will require the Company to recognize compensation cost based on the grant date fair value of the equity instruments its awards. The Company currently accounts for those instruments under the recognition and measurement principles of APB Opinion 25, including the disclosure-only provisions of the original SFAS 123. Accordingly, no compensation cost from issuing equity instruments has been recognized in the Company’s financial statements. The Company estimates that the required adoption of SFAS 123 (R) will not have a negative impact on its financial statements.

Note 2 — Going Concern

As of August 31, 2006, the Company’s revenue generating activities are not in place, and the Company has incurred a loss for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional funding through debt or equity financing. There can be no assurance that such funds will be available to the Company, or available on terms acceptable to the Company.

Note 3 – Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                                                                           Years Ended August 31,
                                                                         2006                  2005

Income tax benefit at statutory rate                             $       (30,000)             (49,000)
Change in valuation allowance                                             30,000               49,000

                                                                 $             -                     -

Deferred tax assets are as follows:                                     2006                   2005

Start-up costs                                                   $       358,000              328,000
Valuation allowance                                                     (358,000)            (328,000)

                                                                 $             -                     -

As of August 31, 2006, the Company has start-up costs of approximately $1,052,000. These start-up costs will begin to be amortized at such time as the Company’s operations commence.

NEWTECH RESOURCES LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2006 and 2005

Note 4 – Supplemental Cash Flow Information

During the years ended August 31, 2006 and 2005 the Company paid no interest.

Since inception:

o No amounts have been paid for income taxes.

o The Company has issued $1,483,871 shares of common stock in exchange for related party notes payable and accrued interest of $460,000 and $84,225, respectively.

o The Company has issued 143,125 shares of common stock in exchange for accounts payable of $14,313.

Note 5 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and payables. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items.

Note 6 – Related Party Transactions

As of August 31, 2006 and 2005, accounts payable and accrued expenses include approximately $107,000 and $35,000, respectively, that is due to officers and shareholders. The amounts are unsecured, non-interest bearing and due on demand.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of August 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended August 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The officers and directors of the Company as of November 8, 2006 are as follows:

Name                   Age  Position

Nora Coccaro  49      chief executive officer, chief financial officer, principal accounting officer, and director

Ms. Coccaro was appointed as the sole officer and director of the Company on December 5, 2005. She estimates that she spends approximately 10 percent of her time, approximately 5 hours per week, on the Company’s business. She also has significant responsibilities with other companies, as detailed in the following paragraph. She will serve until an annual meeting of the Company’s shareholders and her successor is elected and qualified. Thereafter, directors will be elected for one-year terms at the annual shareholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement.

Ms. Coccaro serves as an officer and director (November 1999 to present) of Providence Resources, Inc., an OTC:BB quoted company involved in oil and gas exploration, an officer and director (February 2004 to present) of Solar Energy Limited, an OTC: BB quoted company involved in the development of alternative sources of energy, an officer and director (from January 15, 2000 to present) of Sona Development Corp., an OTC: BB quoted company without current operations, and as an officer and director (October 2003 to present) of ASP Ventures Corp., an OTC: BB quoted company without current operations. Ms. Coccaro has also served as an officer and director (February 2000 to January 2004) of OpenLimit, Inc., an OTC: BB quoted company involved in credit card encryption technology, as a director (1998 until May 1999) of Americana Gold & Diamond Holdings, Inc. an OTC: BB quoted company without current operations, and as an officer and director (1997 until 1999) of Black Swan Gold Mines, a Toronto Senior Listing company with diamond exploration activities in Brazil. Since September 1998, Ms. Coccaro has acted as the Consul of Uruguay to Western Canada. Ms. Coccaro attended medical school at the University of Uruguay before becoming involved in the management of public entities.

Board of Directors Committees

The board of directors has not established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, we will be required to establish an audit committee.

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings and no director receives any compensation for services rendered as a director. It is likely that we will adopt a provision for compensating directors in the future.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Exchange Act. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics as Exhibit 14 to this Form 10-KSB. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting the Company.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of the following individuals or entities who during the period ended August 31, 2006 were directors, officers, or beneficial owners of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act:

Ross Wilmot failed to file a Form 5 on resignation as a director and officer. Nora Coccaro failed to file a Form 3 or Form 5 on appointment as an officer and director.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2006, 2005 and 2004 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of the chief executive officer and the only other employee to receive compensation in excess of $100,000.

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
                                                                                    Securities
                                                                     Restricted     Underlying
                                                     Other Annual       Stock        Options     LTIP         All Other
   Name and Principal             Salary    Bonus    Compensation     Award(s)         SARs       payouts    Compensation
        Position          Year     ($)       ($)         ($)             ($)           (#)          ($)          ($)
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------
  Nora Coccaro, Chief     2006      -         -         21,010            -             -            -            -
   Executive Officer,     2005      -         -           -               -             -            -            -
Chief Financial Officer   2004      -         -           -               -             -            -            -
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------
      Ross Wilmot,        2006      -         -         8,229             -             -            -            -
 Former Chief Executive   2005      -         -         25,917            -             -            -            -
     Officer, Chief       2004      -         -         11,606            -             -            -            -
   Financial Officer
------------------------- ------ --------- -------- --------------- -------------- ------------- ---------- ---------------
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of November 8, 2006, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.

-------------------- ---------------------------------- ------------------------------------ -----------------------
  Title of Class      Name and Address of Beneficial      Amount and nature of Beneficial       Percent of Class
                                 Ownership                           Ownership
-------------------- ---------------------------------- ------------------------------------ -----------------------
-------------------- ---------------------------------- ------------------------------------ -----------------------
   Common Stock                Nora Coccaro                              0                             0%
-------------------- ---------------------------------- ------------------------------------ -----------------------
-------------------- ---------------------------------- ------------------------------------ -----------------------
   Common Stock         All Executive Officers and                       0                             0%
                           Directors as a Group
-------------------- ---------------------------------- ------------------------------------ -----------------------
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No director, executive officer, nominee for election as a director of the Company, owner of five percent or more of the Company’s outstanding shares, or member of their immediate family, has entered into any related transaction during the last two years except that Nora Coccaro is compensated in the amount of $2,000 a month for services rendered as the Company’s sole officer and director.

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 19 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Jones Simkins, P.C. provided audit services to the Company in connection with its annual report for the fiscal years ended August 31, 2006 and 2005. The aggregate fees billed by Jones Simkins, P.C. for the audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements were $15,757 and $ 9,000 respectively.

Audit Related Fees

Jones Simkins, P.C. billed to the Company fees of $0 in 2006 and $0 in 2005 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Jones Simkins, P.C. billed to the Company fees of $263 in 2006 and $500 in 2005 for professional services rendered in connection with the preparation of the Company's tax returns for the respective periods.

All Other Fees

Jones Simkins, P.C. billed to the Company no fees in each of 2006 and 2005 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Jones Simkins, P.C. as detailed above, were pre-approved by the Company’s board of directors. Jones Simkins, P.C. performed all work only with their permanent full time employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 8th day of November 2006

         Newtech Resources, Ltd.

         /s/ Nora Coccaro

         Nora Coccaro, Chief Executive Officer, Chief Financial Officer,Principal
Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                Date

/s/ Nora Coccaro         Director            November 8, 2006

Nora Coccaro

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