Form 10QSB
period 2006-11-30
NEWTECH RESOURCES LTD
filed 2007-01-16
CIK 1080001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2006.

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

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of January 14, 2007 was 29,686,996.

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

                                           NEWTECH RESOURCES LTD.
                                        (A Development Stage Company)
                                               BALANCE SHEETS

                                                                           November 30,         August 31,
                                                                               2006                2006
                               ASSETS                                       (Unaudited)          (Audited)
                                                                          ----------------    ----------------

Current assets:

   Cash                                                                $           11,091               4,273
                                                                          ----------------    ----------------

      Total current assets                                             $           11,091               4,273
                                                                          ================    ================

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

   Accounts payable and accrued expenses                               $          181,185             150,443
                                                                          ----------------    ----------------

      Total current liabilities                                                   181,185             150,443
                                                                          ----------------    ----------------

Commitments and contingencies

Stockholders' deficit:
   Common stock, $.001 par value, 30,000,000 shares
     authorized, 29,686,996 and 29,686,996 shares

     issued and outstanding                                                        29,687              29,687

   Additional paid-in capital                                                     934,101             934,101
   Deficit accumulated during the developmental stage                         (1,133,882)         (1,109,958)
                                                                          ----------------    ----------------

      Total stockholders' deficit                                               (170,094)           (146,170)
                                                                          ----------------    ----------------

      Total liabilities and stockholders' deficit                      $           11,091               4,273
                                                                          ================    ================

                               The accompanying notes are an integral part of these financial statements

                                               NEWTECH RESOURCES LTD.
                                           (A Development Stage Company)
                                         UNAUDITED STATEMENTS OF OPERATIONS

                                                                     Three Months Ended
                                                                        November 30,                   Cumulative
                                                             ------------------------------------
                                                                  2006                2005               Amounts
                                                             ----------------    ----------------    ----------------

Revenue                                                   $                 -                   -                   -

General and administrative costs                                       23,924              24,091           1,165,807

Gain on forgiveness of debt                                                 -                   -            (31,925)
                                                             ----------------    ----------------    ----------------

      Loss before income taxes                                       (23,924)            (24,091)         (1,133,882)

Provision for income taxes                                                  -                   -                   -
                                                             ----------------    ----------------    ----------------

      Net loss                                            $          (23,924)            (24,091)         (1,133,882)
                                                             ================    ================    ================

Loss per common share - basic and diluted                 $                 -                   -
                                                             ================    ================

Weighted average common shares -
  basic and diluted                                                29,687,000          28,687,000
                                                             ================    ================

                               The accompanying notes are an integral part of these financial statements

                                               NEWTECH RESOURCES LTD.
                                           (A Development Stage Company)
                                         UNAUDITED STATEMENTS OF CASH FLOWS

                                                                          Three Months Ended
                                                                             November 30,               Cumulative
                                                                    -------------------------------
                                                                        2006              2005            Amounts
                                                                    --------------    -------------    --------------

Cash flows from operating activities:

   Net loss                                                     $        (23,924)         (24,091)       (1,133,882)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:

         Gain on forgiveness of debt                                            -                -          (31,925)
         Increase in accounts payable and

           accrued expenses                                                30,742           24,235           311,648
                                                                    --------------    -------------    --------------

         Net cash provided by (used in)

           operating activities                                             6,818              144         (854,159)
                                                                    --------------    -------------    --------------

Cash flows from investing activities:                                           -                -                 -
                                                                    --------------    -------------    --------------

Cash flows from financing activities:

   Related party notes payable                                                  -                -           460,000

   Issuance of common stock                                                     -           10,000           405,250
                                                                    --------------    -------------    --------------

         Net cash provided by financing activities                              -           10,000           865,250
                                                                    --------------    -------------    --------------

         Net increase in cash                                               6,818           10,144            11,091

Cash, beginning of period                                                   4,273            1,616                 -
                                                                    --------------    -------------    --------------

Cash, end of period                                             $          11,091           11,760            11,091
                                                                    ==============    =============    ==============

                               The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

November 30, 2006

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company’s Form 10-KSB for the year ended August 31, 2006, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations are not necessarily indicative of the results to be expected for the full year ended August 31, 2007.

Note 2 – Additional Footnotes Included By Reference

Except as indicated in the following Notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-KSB for the year ended August 31, 2006, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

Note 3 — Going Concern

At November 30, 2006 the Company has an accumulated deficit and has incurred losses since inception. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is subject to obtaining necessary funding from outside sources. There can be no assurance that the Company will be successful in these efforts.

ITEM 2.           MANAGEMENT'S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended November 30, 2006. Our fiscal year end is August 31.

Business

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

Results of Operations

During the three month period ended August 31, 2006, the Company was involved in identifying prospective business opportunities.

The Company does not expect to realize revenue within the next twelve months or until such time as it enters into a transaction to acquire a revenue producing business.

Net Losses

For the period from July 27, 1998 to November 30, 2006, the Company recorded a net loss of $1,133,882. The Company’s operating losses are attributable to general and administrative expenses, research and development costs and option payments. The general and administrative expenses include incorporation costs, accounting expenses, professional fees, consulting fees and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934, as amended (“Exchange Act”). The Company did not generate any revenues during this period.

The Company expects to continue to operate at a loss through fiscal 2007 and due to the nature of the Company’s search for a suitable business opportunity cannot determine whether it will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 27, 1998 (inception) to November 30, 2006.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $11,091 and total assets of $11,091 as of November 30, 2006. These assets consist of cash on hand of $11,091. Net stockholders deficiency in the Company was $170,094 at November 30, 2006.

Cash flow provided by operating activities was $6,818 for the three month period ended November 30, 2006 as compared to cash flow provided by operating activities of $144 for the three month period ended November 30, 2005. The increase in cash flows provided by operating activities over the respective periods can be attributed to an increase in accrued expenses over the current three month. The Company expects to continue to provide a minimal cash flow from operations until such time as a revenue producing business is identified and acquired.

Cash flow provided from financing activities was $0 for the three month period ended November 30, 2006 as compared to cash flow provided from financing activities of $10,000 for the three month period ended November 30, 2005. Funds realized from financing activities in the prior three month period can be attributed to the sale of common equity. The Company anticipates a need for additional cash flow from financing activities in the near future though no assurance can be given that additional financing will be available to us.

The Company adopted The 2004 Benefit Plan of Newtech Resources Ltd. on April 19, 2004. Under the benefit plan, the Company could issue stock, or grant options to acquire the Company’s common stock to employees of the Company. The board of directors, at its own discretion could also issue stock or grant options to other individuals, including consultants or advisors, who render services to the Company or its subsidiaries, provided that the services rendered are not in connection with the offer or sale of securities in a capital-raising transaction. Further, no stock can be issued, or option granted under the benefit plan to consultants, advisors, or other persons who directly or indirectly promote or maintain a market for the Company’s stock. The Company issued 143,125 shares in consideration of advisory services rendered during the twelve month period ended August 31, 2005.

The Company’s current assets are insufficient to conduct its minimum plan of operation over the next twelve (12) months and it will have to seek debt or equity financing to fund minimum operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to the Company on acceptable terms. The Company’s shareholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding would have a material adverse affect on its plan of operation. The Company projects that if no acquisition candidate is found within the next twelve months its operating requirements will not exceed $75,000.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended August 31, 2006 included in the Company’ Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations

In September 2006, the Securities and Exchange Commission (“Commission”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial position and results of operations.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in section titled “Plan of Operation,” with the exception of historical facts, are forward looking statements within the meaning of the Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB because of certain exclusions under Section 27A(b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

— our anticipated financial performance and business plan;

— the sufficiency of existing capital resources;

— our ability to raise additional capital to fund cash requirements for future operations;

— uncertainties related to the Company’s future business prospects;

— the ability of the Company to generate revenues to fund future operations;

— the volatility of the stock market and;

— general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled “Risk Factors”. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

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

We have a history of significant operating losses and such losses may continue in the future.

Since our inception in 1998, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $1,109,958 at August 31, 2006, which had increased to $1,133,882 at November 30, 2006. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Commission. Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never achieve profitability.

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

We may incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2008, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2008, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities and an accumulated deficit of $1,009,958 as of August 31, 2006. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from a suitable business opportunity; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.          CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of November 30, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended November 30, 2006 and 2005.

(b)     Changes in internal controls over financial reporting.

During the quarter ended November 30, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 16 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of January 2007.

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