Form 10QSB
period 2007-02-28
NEWTECH RESOURCES LTD
filed 2007-04-16
CIK 1080001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2007.

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

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of April 11, 2007 was 29,686,996.

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

                                           NEWTECH RESOURCES LTD.
                                        (A Development Stage Company)
                                               BALANCE SHEETS

                                                                           February 28,         August 31,
                                                                               2007                2006
                               ASSETS                                       (Unaudited)          (Audited)
                                                                          ----------------    ----------------

Current assets:

   Cash                                                                $            2,838               4,273
                                                                          ----------------    ----------------

      Total current assets                                             $            2,838               4,273
                                                                          ================    ================

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

   Accounts payable and accrued expenses                               $          204,443             150,443
                                                                          ----------------    ----------------

      Total current liabilities                                                   204,443             150,443
                                                                          ----------------    ----------------

Commitments and contingencies

Stockholders' deficit:
   Common stock, $.001 par value, 30,000,000 shares

     authorized, 29,686,996 shares issued and outstanding                          29,687              29,687

   Additional paid-in capital                                                     934,101             934,101
   Deficit accumulated during the developmental stage                         (1,165,393)         (1,109,958)
                                                                          ----------------    ----------------

      Total stockholders' deficit                                               (201,605)           (146,170)
                                                                          ----------------    ----------------

      Total liabilities and stockholders' deficit                      $            2,838               4,273
                                                                          ================    ================

                               The accompanying notes are an integral part of these financial statements

                                                                   NEWTECH RESOURCES LTD.
                                                                (A Development Stage Company)
                                                             UNAUDITED STATEMENTS OF OPERATIONS

                                                                      Three Months Ended                       Six Months Ended
                                                                         February 28,                            February 28,                   Cumulative
                                                              ------------------------------------    ------------------------------------
                                                                   2007                2006                2007                2006               Amounts
                                                              ----------------    ----------------    ----------------    ----------------    ----------------

Revenue                                                   $                 -                   -                   -                   -                    -

General and administrative costs                                       31,511              18,291              55,435              42,382            1,197,318

Gain on forgiveness of debt                                                 -                   -                   -                   -             (31,925)
                                                              ----------------    ----------------    ----------------    ----------------    ----------------

      Loss before income taxes                                       (31,511)            (18,291)            (55,435)            (42,382)          (1,165,393)

Provision for income taxes                                                  -                   -                   -                   -                    -
                                                              ----------------    ----------------    ----------------    ----------------    ----------------

      Net loss                                            $          (31,511)            (18,291)            (55,435)            (42,382)          (1,165,393)
                                                              ================    ================    ================    ================    ================

Loss per common share - basic and diluted                 $                 -                   -                   -                   -
                                                              ================    ================    ================    ================

Weighted average common shares -
  basic and diluted                                                29,687,000          29,687,000          29,687,000          29,185,000
                                                              ================    ================    ================    ================

                               The accompanying notes are an integral part of these financial statements

                                               NEWTECH RESOURCES LTD.
                                           (A Development Stage Company)
                                         UNAUDITED STATEMENTS OF CASH FLOWS

                                                                           Six Months Ended
                                                                             February 28,               Cumulative
                                                                    -------------------------------
                                                                        2007              2006            Amounts
                                                                    --------------    -------------    --------------

Cash flows from operating activities:

   Net loss                                                     $        (55,435)         (42,382)       (1,165,393)
   Adjustments to reconcile net loss to net cash
     used in operating activities:

      Gain on forgiveness of debt                                               -                -          (31,925)
      Increase in accounts payable and
        accrued expenses                                                   54,000                            334,906
                                                                                            35,013
                                                                    --------------    -------------    --------------

         Net cash used in operating activities                            (1,435)          (7,369)         (862,412)
                                                                    --------------    -------------    --------------

Cash flows from investing activities:                                           -                -                 -
                                                                    --------------    -------------    --------------

Cash flows from financing activities:

   Related party notes payable                                                  -                -           460,000

   Issuance of common stock                                                     -           10,000           405,250
                                                                    --------------    -------------    --------------

         Net cash provided by financing activities                              -           10,000           865,250
                                                                    --------------    -------------    --------------

         Net increase (decrease) in cash                                  (1,435)            2,631             2,838

Cash, beginning of period                                                   4,273            1,616                 -
                                                                    --------------    -------------    --------------

Cash, end of period                                             $           2,838            4,247             2,838
                                                                    ==============    =============    ==============

                               The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

February 28, 2007

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

Note 3 — Going Concern

At February 28, 2007 the Company has an accumulated deficit and has incurred losses since inception. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is subject to obtaining necessary funding from outside sources. There can be no assurance that the Company will be successful in these efforts.

Note 4 – Supplemental Cash Flow Information

During the six months ended February 28, 2007 and 2006 the Company paid no interest.

Since inception:

o No amounts have been paid for income taxes.

o The Company has issued 1,483,871 shares of common stock in exchange for related party notes payable and accrued interest of $460,000 and $84,225, respectively.

o The Company has issued 143,125 shares of common stock in exchange for accounts payable of $14,313.

ITEM 2.      MANAGEMENT'S PLAN OF OPERATION

This Management’s Plan of Operation and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included in this report. All information presented herein is based on the period ended February 28, 2007.

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

Results of Operations

During the period ended February 28, 2007, our operations were limited to satisfying continuous public disclosure requirements and seeking to identify prospective business opportunities.

We do not expect to receive revenues within the next twelve months of operation or ever, since we have yet to acquire a favorable business opportunity, which opportunity if acquired, may or may not produce revenue.

Net Loss

For the period of inception on July 27, 1998, to February 28, 2007, the Company recorded an operating loss of $1,165,393. The Company’s operating loss is attributable to general and administrative expenses. The general and administrative expenses include incorporation costs, offering costs, accounting costs, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934.

We expect to continue to operate at a loss through fiscal 2007 and due to the nature of the Company’s search for a suitable business opportunity cannot determine whether we will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures from inception to February 28, 2007.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from operations that will offset any operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

The Company had current assets of $2,838 and total assets of $2,838 as of the six month period ended February 28, 2007, consisting exclusively of cash on hand. Net stockholders’ deficiency in the Company was $201,605 at February 28, 2007.

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity.

Cash flow used in operating activities was $862,412 for the period of inception to February 28, 2007. Cash was used on accounting, administration, consulting and exploration expenses.

Cash flow provided from financing activities was $865,250 for the period from inception to February 28, 2007. Financing activities included the sale of common stock and loans from shareholders.

As of February 28, 2007, the Company had no significant assets and does not have sufficient resources to meet the anticipated needs of our minimum operations through the calendar year ending August 31, 2007. The Company may seek additional capital through the placement of private equity or debt to support future operations.

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

The Company had no formal long term lines or credit or other bank financing arrangements as of February 28, 2007.

Since earnings, if any, will be reinvested in operations, the Company does not expect to pay cash dividends in the foreseeable future.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended August 31, 2006 included in the Company’s Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Plan of Operation,” with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

— our anticipated financial performance and business plan;

— the sufficiency of existing capital resources;

— our ability to raise additional capital to fund cash requirements for future operations;

— uncertainties related to the Company’s future business prospects;

— the ability of the Company to generate revenues to fund future operations;

— the volatility of the stock market and;

— general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled “Risk Factors” below. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

Risks Factors

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in our annual report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We have a history of significant operating losses and such losses may continue in the future.

Since our inception in 1998, our expenses have resulted in continuing losses and an accumulated deficit of $1,109,958 at August 31, 2006. During the six months ended February 28, 2007, we recorded a net loss of $55,435. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

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

We are dependent upon a key person, who would be difficult to replace.

Our continued operation will be largely dependent upon the efforts of Nora Coccaro, our sole officer and director. We do not maintain key-person insurance on Ms. Coccaro. Our future success also will depend in large part upon the Company’s ability to identify, attract and retain other highly qualified managerial, technical and sales and marketing personnel. Competition for these individuals is intense. The loss of the services of Ms. Coccaro, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel could make it more difficult for us to maintain our operations and meet key objectives such as the acquisition of a suitable business opportunity.

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

Going Concern

The Company’s auditors have noted substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $1,109,958 as of August 31, 2006 which increased to $1,156,393 as of February 28, 2007. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.      CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, acting as our principal executive officer and principal financial officer, our president evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of February 28, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended February 28, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. In accordance with the requirements of the Securities Exchange Act, this 12th day of April, 2007

NEWTECH RESOURCES LTD.

/s/ Nora Coccaro

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