Form 10QSB
period 2007-05-31
NEWTECH RESOURCES LTD
filed 2007-07-13
CIK 1080001

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2007.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-33255

NEWTECH RESOURCES LTD.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0342217 (I.R.S. Employer Identification No.)

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

Yes	X	No_______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No_______

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of July 11, 2007, was 29,686,996.

TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS	3

Unaudited Balance Sheet as of May 31, 2007	4

Unaudited Statement of Operations for the three and nine months ended

May 31, 2007 and 2006	5

Unaudited Statement of Cash Flows for the three and nine months ended

May 31, 2007 and 2006	6

Notes to Unaudited Financial Statements	7

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	8

ITEM 3. CONTROLS AND PROCEDURES	12

PART II

ITEM 1. LEGAL PROCEEDINGS	13

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	13

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	13

ITEM 5. OTHER INFORMATION	13

ITEM 6. EXHIBITS	13

SIGNATURES	14

INDEX TO EXHIBITS	15

PART I

ITEM 1.	FINANCIAL STATEMENTS

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

NEWTECH RESOURCES LTD.
(A Development Stage Company)
BALANCE SHEETS

	May 31,	August 31,
	2007	2006
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash	$8,122	4,273

Total current assets	$8,122	4,273

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$233,537	150,443

Total current liabilities	233,537	150,443

Commitments and contingencies

Stockholders' deficit:
Common stock, $.001 par value, 30,000,000 shares
authorized, 29,686,996 shares issued and outstanding	29,687	29,687
Additional paid-in capital	934,101	934,101
Deficit accumulated during the development stage	(1,189,203)	(1,109,958)

Total stockholders' deficit	(225,415)	(146,170)

Total liabilities and stockholders' deficit	$8,122	4,273

The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.>
(A Development Stage Company)
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	May 31,		May 31,		Cumulative
	2007	2006	2007	2006	Amounts

Revenue	$-	-	-	-	-

General and administrative costs	23,810	26,342	79,245	68,724	1,221,128
Gain on forgiveness of debt	-	-	-	-	(31,925)

Loss before income taxes	(23,810)	(26,342)	(79,245)	(68,724)	(1,189,203)

Provision for income taxes	-	-	-	-	-

Net loss	$(23,810)	(26,342)	(79,245)	(68,724)	(1,189,203)

Loss per common share - basic and diluted	$-	-	-	-

Weighted average common shares -
basic and diluted	29,687,000	29,687,000	29,687,000	29,354,000

The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.
(A Development Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	May 31,		Cumulative
	2007	2006	Amounts

Cash flows from operating activities:
Net loss	$(79,245)	(68,724)	(1,189,203)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Gain on forgiveness of debt	-	-	(31,925)
Increase in accounts payable and
accrued expenses	83,094	57,195	364,000

Net cash provided by (used in)
operating activities	3,849	(11,529)	(857,128)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Related party notes payable	-	-	460,000
Issuance of common stock	-	10,000	405,250

Net cash provided by financing activities	-	10,000	865,250

Net increase (decrease) in cash	3,849	(1,529)	8,122

Cash, beginning of period	4,273	1,616	-

Cash, end of period	$8,122	87	8,122

                                               The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

May 31, 2007

Note 1 - Basis of Presentation

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

Note 3 - Going Concern

At May 31, 2007 the Company has an accumulated deficit and has incurred losses since inception. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is subject to obtaining necessary funding from outside sources. There can be no assurance that the Company will be successful in these efforts.

Note 4 – Supplemental Cash Flow Information

During the nine months ended May 31, 2007 and 2006 the Company paid no interest.

Since inception:

•	No amounts have been paid for income taxes.

•	The Company has issued 1,483,871 shares of common stock in exchange for related party notes payable and accrued interest of $460,000 and $84,225, respectively.

•	The Company has issued 143,125 shares of common stock in exchange for accounts payable of $14,313.

Item 2.	Management's Plan of Operation

This Management's Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to those discussed in the subsections entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition . The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended May 31, 2007. Our fiscal year end is August 31.

General

Our plan of operation over the next year is to identify and acquire a favorable business opportunity. We do not plan to limit our options to any particular industry, but will evaluate each opportunity on its merits.

The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.

Results of Operations

During the nine month period ended May 31, 2007 and the year ended August 31, 2006, our operations were limited to satisfying continuous public disclosure requirements and seeking to identify prospective business opportunities.

We do not expect to receive revenues within the next twelve months of operation or ever, since we have yet to acquire a favorable business opportunity, which opportunity if acquired, may or may not produce revenue.

Net Losses/Income

For the period from July 27, 1998, date of inception, until May 31, 2007, the Company incurred a net loss of $1,189,203. Net losses for the three month period ended May 31, 2007 were $23,810 as compared to $26,342 for the three months ended May 31, 2006. Net losses for the nine month period ended May 31, 2007 were $79,245 as compared to $68,724 for the nine months ended May 31, 2006. The Company’s net losses in the current three and nine month periods are entirely attributable to general and administrative expenses. General and administrative expenses include financing costs, accounting costs, consulting fees, leases, employment costs, professional fees and costs associated with the preparation of disclosure documentation. We did not generate any revenues during this period.

The Company expects to continue to incur losses through the fiscal year ended 2007

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that will offset any future operating profit.

Impact of Inflation

The Corporation believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

The Company expended no significant amounts on capital expenditures for the period from inception to May 31, 2007.

Liquidity and Capital Resources

As of May 31, 2007, the Company had current assets totaling $8,122 and a working capital deficit of $225,415. These assets consist of cash on hand of $8,122. Net stockholders' deficit in the Company was $225,415 at May 31, 2007. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and stockholders’ equity.

Cash flow used in operating activities was $857,128 for the period from inception to May 31, 2007. Cash flow provided by operating activities for the nine month period ended May 31, 2007 was $3,849 as compared to $11,529 in cash flow used in operating activities for the nine months ended May 31, 2006. The cash flow provided by operating activities in the current nine month period was due primarily to an increase in accounts payable and accrued expenses.

Cash flow provided by financing activities was $865,250 for the period from inception to May 31, 2007. Cash flow provided by financing activities for the nine month period ended May 31, 2007 was $0 as compared to $10,000 for the nine months ended May 31, 2006.

Cash flows used in investing activities was $0 for the period from inception to May 31, 2007.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months and it will have to seek debt or equity financing to fund operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to the Company on acceptable terms. Therefore, the Company’s stockholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. The Company’s inability to obtain funding would have a material adverse affect on its plan of operation.

The Company’s need for capital may change dramatically if it acquires a business opportunity. However, if no acquisition candidate is found within the next twelve months then its operating requirements will not exceed $75,000.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of May 31, 2007, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Plan of Operation,” with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

-	our anticipated financial performance and business plan;
-	the sufficiency of existing capital resources;
-	our ability to raise additional capital to fund cash requirements for future operations;
-	uncertainties related to the Company’s future business prospects;
-	the ability of the Company to generate revenues to fund future operations;
-	the volatility of the stock market and;
-	general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled “Risk Factors ” below. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

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

Since our inception in 1998, our expenses have resulted in continuing losses and an accumulated deficit of $1,109,958 at August 31, 2006. During the nine months ended May 31, 2007, we recorded a net loss of $79,245. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission. Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

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

We may incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending August 31, 2008, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to assert that our internal controls are effective as of August 31, 2008, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Going Concern

The Company’s auditors have noted substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $1,109,958 as of August 31, 2006 which increased to $1,189,203 as of May 31, 2007. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.	CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, acting as our principal executive officer and principal financial officer, our president evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of May 31, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended May 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

                                                                                               13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. In accordance with the requirements of the Securities Exchange Act, this 11th day of July, 2007

NEWTECH RESOURCES LTD.

/s/ Nora Coccaro
Nora Coccaro

Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director

                                                                                            14

EXHIBITS

Exhibit	Page
No.	No.	Description

3(i)	* Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Commission on October 16, 2001).

3(ii)	* By-laws of the Company (incorporated by reference to the Form 10-SB filed with the Commission on October 16, 2001).

14	* Code of Ethics adopted October 24, 2004 (incorporated by reference to the Form 10-KSB/A filed with the Commission on September 13, 2005).

31	16 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	17 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.