Form 10KSB
period 2007-08-31
NEWTECH RESOURCES LTD
filed 2007-12-14
CIK 1080001

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☑     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2007.

☐         Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from to

Commission file number: 000-33255

NEWTECH RESOURCES LTD.

(Name of Small Business Issuer in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	98-0342217 (I.R.S. Employer Identification No.)

2610-1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2

(Address of Principal Executive Offices) (Zip Code)

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

Yes ☑	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).              Yes     ☑         No      ☐

The registrant’s net sales for the year ended August 31, 2007, were $0.

The aggregate market value of the registrant’s common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $430,461 based on the average closing bid and asked prices for the common stock on December 13, 2007.

At December 13, 2007, the number of shares outstanding of the registrant’s common stock, $0.001 par value (the only class of voting stock), was 29,686,996.

TABLE OF CONTENTS

PART I

Page

Item 1.	Description of Business	3

Item 2.	Description of Property	7

Item 3.	Legal Proceedings	7

Item 4.	Submission of Matters to a Vote of Security-Holders	7

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	7

Item 6.	Management’s Plan of Operation	8

Item 7.	Financial Statements	13

Item 8.	Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure	14

Item 8A	Controls and Procedures	14

Item 8B	Other Information	14

PART III

Item 9.	Directors and Executive Officer	14

Item 10.	Executive Compensation	17

Item 11.	Security Ownership of Certain Beneficial Owners and Management	17

Item 12.	Certain Relationships and Related Transactions	18

Item 13.	Exhibits	18

Item 14.	Principal Accountant Fees and Services	18

Signatures	19

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Corporate History

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

Selection of a Business

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

Acquisition of Business

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

Operation of Business After Acquisition

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

Government Regulation

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

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable business opportunities.

Employees

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

Since our inception in 1998, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $1,212,005 at August 31, 2007. During the twelve months ended August 31, 2007, we recorded a net loss of $102,047. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Such continuing losses could result in a decrease in share value.

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

ITEM 3.	LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceeding.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the period covered by this report.

PART II

ITEM 5.	MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

The Company’s common stock is quoted on the Over the Counter Bulletin Board, under the symbol, “NTHR.OB”.

The table below sets forth the high and low sales prices for the Company’s common stock for each quarter of fiscal 2007 and 2006. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Year	Quarter Ended	High	Low
2007	August 31	$0.02	$0.01
	May 31	$0.05	$0.02
	February 28	$0.03	$0.02
	November 28 (2006)	$0.03	$0.02

2006	August 31	$0.04	$0.02
	May 31	$0.07	$0.03
	February 28	$0.06	$0.02
	November 30 (2005)	$0.04	$0.02

Record Holders

As of December 13, 2007, there were approximately 30 shareholders of record holding a total of 29,686,996 shares of common stock. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 6	MANAGEMENT’S PLAN OF OPERATION

This Management‘s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below and the subsection entitled Risk Factors above. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended August 31, 2007.

Plan of Operation

During the year ended August 31, 2007 and the year ended August 31, 2006, our operations were focused on identifying a suitable business opportunity for acquisition and satisfying continuous public disclosure requirements.

The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.

The Company’s plan of operation will require $100,000 in funding over the next 12 months to continue the search for a suitable business opportunity which funding is not currently available. Should, the Company acquire a suitable business opportunity within the next 12 months its funding requirements may change.

Results of Operations

The Company has been funded since inception from public or private debt or equity placements or by major shareholders in the form of loans. Virtually all of the capital raised to date has been allocated for general and administrative costs or financial obligations tied to the defunct option agreement with Kaizan.

The Company does not expect to realize revenue within the next twelve months or until such time as it enters into a transaction to acquire a revenue producing business.

Net Losses

For the period from July 27, 1998 (inception) to August 31, 2007, the Company recorded net losses of $1,212,005. Net losses for the year ended August 31, 2007 were $102,047 as compared to $100,089 for the year ended August 31, 2006. The Company’s operating losses are attributable to general and administrative expenses, research and development costs and option payments. The general and administrative expenses include incorporation costs, accounting expenses, professional fees, consulting fees and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934, as amended (“Exchange Act”). The Company did not generate any revenues during this period.

The Company expects to continue to operate at a loss through fiscal 2008.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to August 31, 2007.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $836 as of August 31, 2006. These assets consist solely of cash on hand. Net stockholders deficiency in the Company was $248,217 at August 31, 2007.

Cash flow used in operating activities was $864,414 for the period from inception to August 31, 2007. Cash flow used in operating activities was $3,437 for the twelve month period ended August 31, 2007 as compared to cash flow provided by operating activities of $7,343 for the twelve month period ended August 31, 2006. Cash flow used in operating activities over the comparative twelve month periods can be attributed to a net loss of $102,047 offset by accounts payable and accrued expenses of $98,610 in

2007 and a net loss of $100,089 offset by accounts payable and accrued expenses of $92,746 in 2006.

Cash flow provided by financing activities was $865,250 for the period from inception to August 31, 2007. Cash flow provided from financing activities was $0 for the twelve month period ended August 31, 2007 as compared to cash flow provided from financing activities of $10,000 for the twelve month period ended August 31, 2006. Funds realized from financing activities in the prior twelve month period can be attributed to the sale of common equity.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months and it will have to seek debt or equity financing to fund minimum operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to the Company on acceptable terms. The Company’s shareholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding would have a material adverse affect on its plan of operation. The Company projects that if no acquisition candidate is found within the next twelve months its operating requirements will not exceed $100,000.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of August 31, 2007, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Plan of Operation, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this prospectus because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

▪	our anticipated financial performance and business plan;
▪	the sufficiency of existing capital resources;
▪	our ability to raise additional capital to fund cash requirements for future operations;
▪	uncertainties related to the Company’s future business prospects;
▪	the ability of the Company to generate revenues to fund future operations;
▪	the volatility of the stock market and; and
▪	general economic conditions.

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

Critical Accounting Policies

In Note 1 to the attached audited financial statements for the periods ended August 31, 2007 and 2006 included in the Company’s Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity‘s first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the tax effects of a position should be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. FIN 48 also requires significant new annual disclosures in the notes to the financial statements. The effect of adjustments at adoption should be recorded directly to beginning retained earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN 48. We are required to adopt FIN 48 at the beginning of fiscal 2008. Management is currently evaluating the impact of FIN 48 on the financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity‘s first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No.

157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company‘s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company‘s future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities and an accumulated deficit of $1,212,005 as of August 31, 2007. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from a suitable business opportunity; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7.	FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal year ended August 31, 2007 are attached hereto as pages F-1 through F-9.

NEWTECH RESOURCES LTD.

(A Development Stage Company)

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet	F-3

Statements of Operations	F-4

Statements of Stockholders’ Equity (Deficit)	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Newtech Resources Ltd.

We have audited the accompanying balance sheets of Newtech Resources Ltd. as of August 31, 2007 and 2006, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended and the cumulative amounts since inception. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newtech Resources Ltd. as of August 31, 2007 and 2006, and the results of its operations and its cash flows for years then ended and the cumulative amounts since inception, in conformity with accounting principles generally accepted in the United States of America.

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

JONES SIMKINS, P.C.

Logan, Utah

December 7, 2007

NEWTECH RESOURCES LTD.
(A Development Stage Company)
BALANCE SHEET
August 31, 2007 and 2006

ASSETS
	2007	2006
Current assets:
Cash	$836	4,273

Total current assets	$836	4,273

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$249,053	150,443

Total current liabilities	249,053	150,443

Commitments and contingencies

Stockholders' deficit:
Common stock, $.001 par value, 30,000,000 shares
authorized, 29,686,996 and 28,686,996 shares
issued and outstanding, respectively	29,687	29,687
Additional paid-in capital	934,101	934,101
Deficit accumulated during the development stage	(1,212,005)	(1,109,958)

Total stockholders' deficit	(248,217)	(146,170)

Total liabilities and stockholders' deficit	$836	4,273

The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Years Ended August 31, 2007 and 2006

			Cumulative
	2007	2006	Amounts

Revenue	$-	-	-

General and administrative costs	102,047	100,089	1,243,930
Gain on forgiveness of debt	-	-	(31,925)

Loss before income taxes	(102,047)	(100,089)	(1,212,005)

Provision for income taxes	-	-	-

Net loss	$(102,047)	(100,089)	(1,212,005)

Loss per common share - basic and diluted	$-	-

Weighted average common shares -
basic and diluted	29,687,000	29,438,000

The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.
(A Developmental Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
July 27, 1998 ( Date of Inception) to August 31, 2007
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at July 27, 1998 (date of inception)	-	$-	$-	$-	$-
Issuance of common stock to founders	2,750,000	2,750	-	-	2,750
Issuance of common stock	8,250,000	8,250	74,250	-	82,500
Issuance of common stock	60,000	60	149,940	-	150,000
Net loss	-	-	-	(134,464)	(134,464)
Balance at August 31, 1999	1,060,000	11,060	224,190	(134,464)	100,786
Net loss	-	-	-	(126,944)	(126,944)
Balance at August 31, 2000	11,060,000	11,060	224,190	(261,408)	(26,158)
Net loss	-	-	-	(167,562)	(167,562)
Balance at August 31, 2001	11,060,000	11,060	224,190	(428,970)	(193,720)
Net loss	-	-	-	(252,690)	(252,690)
Balance at August 31, 2002	11,060,000	11,060	224,190	(681,660)	(446,410)
Issuance of common stock for related
party notes payable and accrued expenses	1,483,871	1,484	542,741	-	544,225
Net loss	-	-	-	(137,136)	(137,136)
Balance at August 31, 2003	12,543,871	12,544	766,931	(818,796)	(39,321)
Issuance of common stock for accounts payable	143,125	143	14,170	-	14,313
Net loss	-	-	-	(20,596)	(20,596)
Balance at August 31, 2004	12,686,996	12,687	781,101	(839,392)	(45,604)
Issuance of common stock for cash	16,000,000	16,000	144,000	-	160,000
Net loss	-	-	-	(170,477)	(170,477)
Balance at August 31, 2005	28,686,996	28,687	925,101	(1,009,869)	(56,081)
Issuance of common stock for cash	1,000,000	1,000	9,000	-	10,000
Net loss	-	-	-	(100,089)	(100,089)
Balance at August 31, 2006	29,686,996	29,687	934,101	(1,109,958)	(146,170)
Net loss	-	-	-	(102,047)	(102,047)

Balance at August 31, 2007	29,686,996	$29,687	$934,101	$(1,212,005)	$(248,217)

The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Years Ended August 31, 2007 and 2006

			Cumulative
	2006	2006	Amounts
Cash flows from operating activities:
Net loss	$(102,047)	(100,089)	(1,212,005)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on forgiveness of debt	-	-	(31,925)
Increase in accounts payable and
accrued expenses	98,610	92,746	379,516

Net cash used in operating activities	(3,437)	(7,343)	(864,414)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Related party notes payable	-	-	460,000
Issuance of common stock	-	10,000	405,250

Net cash provided by financing activities	-	10,000	865,250

Net increase (decrease) in cash	(3,437)	2,657	836

Cash, beginning of year	4,273	1,616	-

Cash, end of year	$836	4,273	836

The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2007 and 2006

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

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at August 31, 2007 and 2006.

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

August 31, 2007 and 2006

Note 1 – Organization and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the tax effects of a position should be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. FIN 48 also requires significant new annual disclosures in the notes to the financial statements. The effect of adjustments at adoption should be recorded directly to beginning retained earnings in the period of adoption and reported as a change in accounting principle. Retroactive application is prohibited under FIN 48. We are required to adopt FIN 48 at the beginning of fiscal 2008. Management is currently evaluating the impact of FIN 48 on the financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosure regarding fair value measurements. SFAS No. 157 does not require new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, on a prospective basis. The Company does not expect the adoption of SFAS No. 157 to have a material effect on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both the income statement and balance sheet approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for years ending after November 15, 2006, and the impact of adoption had no effect on the Company’s financial statements.

Note 2 - Going Concern

As of August 31, 2007 the Company’s revenue generating activities are not in place, and the Company has incurred a loss for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to seek additional funding through debt or equity financing. There can be no assurance that such funds will be available to the Company or available on terms acceptable to the Company.

NEWTECH RESOURCES LTD.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2007 and 2006

Note 3 – Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

Years Ended August 31,
2007	2006

Income tax benefit at statutory rate	$(34,000)	(30,000)
Change in valuation allowance	34,000	30,000

$-	-

Years Ended August 31,
Deferred tax assets are as follows:	2007	2006

Start-up costs	$392,000	358,000
Valuation allowance	(392,000)	(358,000)

$-	-

As of August 31, 2007, the Company has start-up costs of approximately $1,154,000. These start-up costs will begin to be amortized at such time as the Company’s operations commence.

Note 4 – Supplemental Cash Flow Information

During the years ended August 31, 2007 and 2006 the Company paid no interest.

Since inception:

•	No amounts have been paid for income taxes.
•	The Company has issued $1,483,871 shares of common stock in exchange for related party notes payable and accrued interest of $460,000 and $84,225, respectively.
•	The Company has issued 143,125 shares of common stock in exchange for accounts payable of $14,313.

Note 5 – Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and payables. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items.

Note 6 – Related Party Transactions

As of August 31, 2007 and 2006, accounts payable and accrued expenses include approximately $199,000 and $107,000, respectively, that is due to officers and shareholders. The amounts are unsecured, non-interest bearing and due on demand.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of August 31, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended August 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The officers and directors of the Company as of December 13, 2007 are as follows:

Name	Age	Position

Nora Coccaro	50 chief executive officer, chief financial officer, principal accounting officer, and director

Set forth below is a brief description of the background and business experience of our current executive officer and director.

Ms. Coccaro was appointed as the sole officer and director of the Company on December 5, 2005. She estimates that she spends approximately 10 percent of her time, approximately 5 hours per week, on the Company’s business. She also has significant responsibilities with other companies, as detailed in the following paragraph.

Ms. Coccaro serves as an officer and director (November 1999 to present) of Providence Resources, Inc., an OTC:BB quoted company involved in oil and gas exploration, as an officer and director (October 2003 to April 2007) of ASP Ventures Corp., an OTC: BB quoted company without current operations and as an officer and director (March 2007 to present) of Enwin Resources, Inc., an OTC:BB quoted company without operations. Ms. Coccaro has also served as an officer and director (February 2004 to March 2007) of Solar Energy Limited, an OTC: BB quoted company involved in the development of alternative sources of energy, an officer and director (from January 15, 2000 to March 2007), as an officer and director of Sona Development Corp., an OTC: BB quoted company without current operations, and as an officer and director (February 2000 to January 2004) of OpenLimit, Inc., an OTC: BB quoted company involved in credit card encryption technology. Between 1998 and 2005 Ms. Coccaro also acted as the Consul of Uruguay to Western Canada.

Term of Office

Our sole director has been appointed for a one (1) year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our executive officers are appointed by our Board of Directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officer and director, Ms. Coccaro.

Family Relationships

There are no family relationships between or among the directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Compensation

Directors received no compensation for their services as directors for the fiscal year ended August 31.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. Our entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of our Board of Directors when performing the functions of that would generally be performed by an audit committee. Our Board of Directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, our Board of Directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes. For the fiscal year ending August 31, 2007, our Board of Directors: 1) reviewed and discussed the audited financial statements with management, and 2) reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor‘s independence. Based upon our Board of Director’s review and discussion of the matters above, our Board of Directors authorized inclusion of the audited financial statements for the year ended August 31, 2007 to be included in this Annual Report on Form 10-KSB and filed with the Commission.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of our Code of Ethics as Exhibit 14 to this Form 10-KSB. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting the Company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company‘s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of a certain individual who during the period ended August 31, 2006 was either an officer or director of the Company or who was the beneficial owner of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934

•	Nora Coccaro failed to file a Form 3 or Form 5 despite being appointed an officer and director of the Company.

ITEM 10.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to provide compensation for services rendered by our sole executive officer. Since the Company is in the development stage company the only form of compensation paid is in the form of a consulting fee used to retain the services of our sole executive officer and director. In the event the Company determines to increase the compensate of our executive officer in the future the amount of that consideration will be determined in accordance with market forces and availability of funding; we have no specific formula to determine compensatory amounts at this time. While we have deemed that our limited compensatory program is appropriately suited for our current objectives, we may implement a compensation program to include a salary for our executive officer and any additional future executive employees, which compensation may include options and other compensatory elements.

Table

The following table provides summary information for the year ended August 31, 2007 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Nora Coccaro	2007	42,000	-	-	-	-	-	-	-

The Company has no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”. Nor does the Company have any “Post Employment Payments”.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of December 13, 2007, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Ownership	Amount and nature of Beneficial Ownership	Percent of Class
Common Stock	Nora Coccaro	0	0%
Common Stock	All Executive Officers and Directors as a Group	0	0%

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Nora Coccaro, our sole officer and director is compensated in the amount of $3,500 a month for services rendered.

ITEM 13.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 20 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Jones Simkins, P.C. provided audit services to the Company in connection with its annual report for the fiscal years ended August 31, 2007 and 2006. The aggregate fees billed by Jones Simkins, P.C. for the audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements were $25,000 and $ 15,757 respectively.

Audit Related Fees

Jones Simkins, P.C. billed to the Company fees of $0 in 2007 and $0 in 2006 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Jones Simkins, P.C. billed to the Company fees of $1,000 in 2007 and $263 in 2006 for professional services rendered in connection with the preparation of the Company’s tax returns for the respective periods.

All Other Fees

Jones Simkins, P.C. billed to the Company no fees in each of 2007 and 2006 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Jones Simkins, P.C. as detailed above, were pre-approved by the Company’s board of directors. Jones Simkins, P.C. performed all work only with their permanent full time employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 13th day of December 2007

Newtech Resources, Ltd. /s/ Nora Coccaro Nora Coccaro, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nora Coccaro Nora Coccaro	Director	December 13, 2007

INDEX TO EXHIBITS

Exhibit	Page
No.	No.	Description

3(i)	* Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission (“Commission”) on October 16, 2001).
3(ii)	* By-laws of the Company (incorporated by reference to the Form 10-SB filed with the Commission on October 16, 2001).
14	* Code of Ethics adopted October 24, 2004 (incorporated by reference to the Form 10-KSB filed with the Commission on September 13, 2005).
31

Attached  Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Attached Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.