Form 10QSB
period 2007-11-30
NEWTECH RESOURCES LTD
filed 2008-01-15
CIK 1080001

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2007.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-33255

NEWTECH RESOURCES LTD.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0342217 (I.R.S. Employer Identification No.)

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

Yes☑	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☑	No ☐

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock) as of January 14, 2008, was 29,686,996.

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

NEWTECH RESOURCES LTD.
(A Development Stage Company)
BALANCE SHEET
November 30, 2007 and August 31, 2007

	November 30,	August 31,
	2007	2007
ASSETS	(Unaudited)	(Audited)

Current assets - cash	$-	836

Total current assets	$-	836

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Bank overdraft	$552	-
Accounts payable	64,353	50,442
Due to related parties	208,111	198,611

Total current liabilities	273,016	249,053

Commitments

Stockholders' deficit:
Common stock, $.001 par value, 300,000,000 shares
authorized, 29,686,996 shares issued and outstanding	29,687	29,687
Share subscriptions	10,000	-
Additional paid-in capital	934,101	934,101
Deficit accumulated during the development stage	(1,246,804)	(1,212,005)

Total stockholders' deficit	(273,016)	(248,217)

Total liabilities and stockholders' deficit	$-	836

The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.
(A Development Stage Company)
UNAUDITED STATEMENTS OF OPERATIONS
Three Months Ended November 30, 2007 and 2006

			From inception
	Three Months Ended		on July 29, 1998
	November 30,		through
	2007	2006	Nov. 30, 2007

Revenue	-	-	-

General and administrative costs	34,799	23,924	1,278,729
Gain on forgiveness of debt	-	-	(31,925)

Loss before income taxes	(34,799)	(23,924)	(1,246,804)

Provision for income taxes	-	-	-

Net income (loss)	(34,799)	(23,924)	(1,246,804)

Loss per common share - basic and diluted	(0.00)	(0.00)

Weighted average common shares -
basic and diluted	29,686,996	29,686,996

The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.
(A Development Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS
Three Months Ended November 30, 2007 and 2006

			From inception
	Three Months Ended		on July 29, 1998
	November 30,		through
	2007	2006	Nov. 30, 2007
Cash flows from operating activities:
Net loss	$(34,799)	(23,924)	(1,246,804)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on forgiveness of debt	-	-	(31,925)
Bank overdraft	552	-	552
Increase (decrease) in due to related parties	4,500	7,500	101,611
Increase (decrease) in accounts payable
and accrued liabilities	13,911	242	194,816

Net cash used in operating activities	(15,836)	16,182	(981,750)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Related party notes payable	-	-	460,000
Advances from related parties	5,000	23,000	106,500
Shares subscriptions	10,000	-	10,000
Issuance of common stock	-	-	405,250

Net cash provided by financing activities	15,000	23,000	981,750

Net increase in cash	(836)	6,818	-

Cash, beginning of period	836	4,273	-

Cash, end of period	$-	11,091	-

The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

November 30, 2007

(Unaudited)

Note 1 – Nature of Operations and Basis of Presentation

(a) Organization

The Company was organized under the laws of the State of Nevada on July 27, 1998 (date of inception). The Company proposes to seek business ventures that will allow for long-term growth. Further, the Company is considered a development stage company as defined in SFAS No. 7 and has not, thus far, commenced planned principal operations.

(b) Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficit of $273,016 at November 30, 2007 and has incurred losses of $1,246,804 since inception, and further significant losses are expected to be incurred in its development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

(b) Use of Estimates in the Preparation of Financial Statements

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

NEWTECH RESOURCES LTD.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

November 30, 2007

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

(c) Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As of November 30, 2007, the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

(d) Loss per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury method, and preferred stock, using the if-converted method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

(e) Financial Instruments

In accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash, accounts payable, and amounts due to a related party approximate fair value due to the short-term maturity of the instruments.

NEWTECH RESOURCES LTD.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

November 30, 2007

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

(f) Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company’s fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

NEWTECH RESOURCES LTD.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

November 30, 2007

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

(g) Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

NEWTECH RESOURCES LTD.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

November 30, 2007

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

(g) Recent Accounting Pronouncements ( continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

NEWTECH RESOURCES LTD.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

November 30, 2007

(Unaudited)

Note 3 – Due to Related Parties

Related party payables consist of the following:

	November 30,	August 31,
	2007	2007
Unsecured payable to a director and officer	4,000	2,000
Unsecured payable to a shareholder with no specific terms and due on demand	204,111	196,611
	$208,111	$198,611

Note 4 – Related Party Transactions

The following represents related party transactions paid or accrued during the three months ended November 30, 2007 and 2006.

	Three months ended
	November 30,
	2007	2006
Consulting fees paid or accrued to a director	$9,000	$6,000
Rent paid or accrued to a significant shareholder	7,500	7,500
	$16,500	$13,500

The above transactions are in the normal course of operation and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Note 5 – Income Taxes

The Company accounts for its income taxes in accordance with the FASB No. 109, “Accounting for Income Taxes.” As of November 30, 2007, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NEWTECH RESOURCES LTD.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

November 30, 2007

(Unaudited)

Note 6 – Capital Stock

During the three months ended November 30, 2007, the Company received $10,000 for common share subscriptions.

There were no changes in share capital for the year ended August 31, 2007.

The Company has not issued any stock options or warrants to date.

Note 7 – Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for the three months ended November 30, 2007 and 2006 are as follows:

	Three months ended November 30,
	2007	2006
Interest	$-	$-
Income taxes	$-	$-

During the three months ended November 30, 2007, the Company did not have any other significant non-cash transactions.

During the year ended August 31, 2007, the Company did not have any other significant non-cash transactions.

Item 2.	Management's Plan of Operation

This Management's Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to those discussed in the subsections entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition andRisk Factors, below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended November 30, 2007. Our fiscal year end is August 31.

Plan of Operation

During the three month period ended November 30, 2007 and the year ended August 31, 2007, our operations were limited to seeking to identify prospective business opportunities and satisfying continuous public disclosure requirements.

We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.

The Company’s plan of operation will require $100,000 in funding over the next 12 months to continue the search for a suitable business opportunity which funding is not currently available. Should, the Company acquire a suitable business opportunity within the next 12 months its funding requirements may change.

Results of Operations

The Company has been funded since inception from public or private debt or equity placements or by major shareholders in the form of loans. Virtually all of the capital raised to date has been allocated for general and administrative costs or financial obligations tied to an option agreement with Kaizan Food Corporation that became defunct on November 25, 2003.

We do not expect to receive revenues within the next twelve months of operation or ever, since we have yet to acquire a favorable business opportunity, which opportunity if acquired, may or may not produce revenue.

Net Losses/Income

For the period from July 27, 1998, date of inception, until November 30, 2007, the Company incurred a net loss of $1,246,804. Net losses for the three month period ended November 30, 2007 were $34,799 as compared to $23,924 for the three months ended November 30, 2006. The Company’s operating losses are attributable to general and administrative expenses, research and development costs and option payments. The general and administrative expenses include incorporation costs, accounting expenses, professional fees, consulting fees and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934, as amended (“Exchange Act”). We did not generate any revenues during this period.

The Company expects to continue to incur losses through the fiscal year ended August 31, 2008.

Capital Expenditures

The Company expended no significant amounts on capital expenditures for the period from inception to November 30, 2007.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and stockholders’ equity. As of November 30, 2007, the Company had no current assets and a working capital deficit and net stockholders’ deficit of $273,016.

Cash flow used in operating activities was $981,750 for the period from inception to November 30, 2007. Cash flow used in operating activities for the three month period ended November 30, 2007 was $15,836 as compared to $16,182 in cash flow provided by operating activities for the three month period ended November 30, 2006. The decrease in cash flow used in operating activities over the three month periods was due to an increase in accounts payables and accrued liabilities which offset the increase in net losses in the current period.

Cash flow provided by financing activities was $981,750 for the period from inception to November 30, 2007. Cash flow provided by financing activities for the three month period ended November 30, 2007 was $15,000 as compared to $23,000 for the three month period ended November 30, 2006. The cash flow provided by financing activities in the current three month period is attributable to a common share subscription amount of $10,000 received but not accepted as of the date of this filing as well as $5,000 in advances from related parties.

Cash flows used in investing activities was $0 for the period from inception to November 30, 2007.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months and we will have to seek debt or equity financing to fund minimum operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to us on acceptable terms. Our shareholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. The Company’s inability to obtain funding would have a material adverse affect on our plan of operation. We project that if no acquisition candidate is found within the next twelve months our operating requirements will not exceed $100,000.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of November 30, 2007, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In Note 1 of the audited financial statements for the period ended August 31, 2007 included in the Company’s Form 10-KSB, we discuss those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Management’s Plan of Operation,” with the exception of historical facts, are forward looking statements. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

-	our anticipated financial performance and business plan;
-	the sufficiency of existing capital resources;
-	our ability to raise additional capital to fund cash requirements for future operations;
-	uncertainties related to the Company’s future business prospects;
-	the ability of the Company to generate revenues to fund future operations;
-	the volatility of the stock market; and
-	general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled “Risk Factors,” below. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

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

Since our inception in 1998, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $1,246,804 at November 30, 2007. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Such continuing losses could result in a decrease in share value.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of reoccurring losses, lack of revenue generating activities and an accumulated deficit of $1,212,005 as of August 31, 2007 which increased to $1,246,804 as of November 30, 2007. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from a suitable prospective business opportunity; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.	CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, acting as our principal executive officer and principal financial officer, our president evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of November 30, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended November 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.	MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 22 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of January 2008.

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