Form 10QSB
period 2008-02-29
NEWTECH RESOURCES LTD
filed 2008-04-21
CIK 1080001

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 29, 2008.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-33255

NEWTECH RESOURCES LTD.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0342217 (I.R.S. Employer Identification No.)

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of April 18, 2007, was 29,686,996.

TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS	3

Unaudited Balance Sheet as of February 29, 2008	4

Unaudited Statement of Operations for the three and six month periods ended

February 29, 2008 and February 28, 2007 and the period from inception	5

Unaudited Statement of Cash Flows for the six month periods ended

February 29, 2008 and February 28, 2007 and the period from inception	6

Notes to Unaudited Financial Statements	7

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	14

ITEM 3. CONTROLS AND PROCEDURES (ITEM 3A(T))	21

PART II

ITEM 1. LEGAL PROCEEDINGS	22

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	22

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	22

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	22

ITEM 5. OTHER INFORMATION	22

ITEM 6. EXHIBITS	22

SIGNATURES	23

INDEX TO EXHIBITS	24

PART I

ITEM 1.	FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to Newtech Resources Ltd., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

NEWTECH RESOURCES LTD.
(A Development Stage Company)
BALANCE SHEET

February 29,
2008
ASSETS	(Unaudited)

Current assets – cash	$14

Total current assets	$14

Total assets	$14

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$63,744
Due to related parties	232,611

Total current liabilities	296,355

Total liabilities	296,355

Commitments

Stockholders' deficit:
Common stock, $.001 par value, 300,000,000 shares
authorized, 29,686,996 shares issued and outstanding	29,687
Share subscriptions	10,000
Additional paid-in capital	934,101
Deficit accumulated during the development stage	(1,270,130)

Total stockholders' deficit	(296,341)

Total liabilities and stockholders' deficit	$14

NEWTECH RESOURCES LTD.
(A Development Stage Company)
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended		From inception on July 29, 1998
	February 29,	February 28,	February 29,	February 28,	through
	2008	2007	2008	2007	February 29, 2008

Revenue	$-	-	-	-	-

General and administrative costs	23,325	31,511	58,125	55,435	1,302,055
Gain on forgiveness of debt	-	-	-	-	(31,925)

Loss before income taxes	(23,325)	(31,511)	(58,125)	(55,435)	(1,270,130)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(23,325)	(31,511)	(58,125)	(55,435)	(1,270,130)

Loss per common share - basic and diluted	$(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares -
basic and diluted	29,686,996	29,686,996	29,686,996	29,686,996

NEWTECH RESOURCES LTD.
(A Development Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended		From inception on July 29, 1998 through
	February 29,	February 28,	February 29,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(58,125)	(55,435)	(1,270,130)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on forgiveness of debt	-	-	(31,925)
Increase (decrease) in due to related parties	9,000	15,000	106,111
Increase (decrease) in accounts payable
and accrued liabilities	13,302	6,500	194,207

Net cash used in operating activities	(35,822)	(33,935)	(1,001,736)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Related party notes payable	-	-	460,000
Advances from related parties	25,000	32,500	126,500
Share subscriptions	10,000	-	10,000
Issuance of common stock	-	-	405,250

Net cash provided by financing activities	35,000	32,500	1,001,750

Net increase (decrease) in cash	(822)	(1,435)	14

Cash, beginning of period	836	4,273	-

Cash, end of period	$14	2,838	14

NEWTECH RESOURCES LTD.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

February 29, 2008

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

(b) Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficit of $296,341 at February 29, 2008 and has incurred losses of $1,270,130 since inception, and further significant losses are expected to be incurred in its development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

February 29, 2008

(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

(c) Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As of February 29, 2008, the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

February 29, 2008

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

February 29, 2008

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

February 29, 2008

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling interests in Consolidated Financial Statements – An amendment of ARB No. 51. This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. This revision statements objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

NEWTECH RESOURCES LTD.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

February 29, 2008

(Unaudited)

Note 3 – Due to Related Parties

Related party payables consist of the following:

	February 29,	August 31,
	2008	2007
Unsecured payable to a director and officer	1,000	2,000
Unsecured payable to a company with a common director and with no specific terms and due on demand	8,000	-
Unsecured payable to a shareholder with no specific terms and due on demand	223,611	196,611
	$232,611	$198,611

Note 4 – Related Party Transactions

The following represents related party transactions paid or accrued during the six months ended February 29, 2008 and February 28, 2007.

	Six months ended
	February 29,	February 28,
	2008	2007
Consulting fees paid or accrued to a director	$18,000	$13,500
Rent paid or accrued to a significant shareholder	15,000	15,000
	$33,000	$28,500

The above transactions are in the normal course of operation and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Note 5 – Income Taxes

The Company accounts for its income taxes in accordance with the FASB No. 109, “Accounting for Income Taxes.” As of February 29, 2008, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

NEWTECH RESOURCES LTD.

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

February 29, 2008

(Unaudited)

Note 6 – Capital Stock

During the six months ended February 29, 2008, the Company received $10,000 for common share subscriptions.

There were no changes in share capital for the year ended August 31, 2007.

The Company has not issued any stock options or warrants to date.

Note 7 – Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for the six months ended February 29, 2008 and February 28, 2007 are as follows:

Six months ended
	February 29,	February 28,
	2008	2007
Interest	$-	$-
Income taxes	$-	$-

During the six months ended February 29, 2008, the Company did not have any other significant non-cash transactions.

Item 2.	Management's Plan of Operation

This Management's Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to those discussed in the subsections entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on the six month period ended February 29, 2008. Our fiscal year end is August 31.

Plan of Operation

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

The Company’s plan of operation will require $100,000 in funding over the next 12 months to continue the search for a suitable business opportunity which funding is not currently available. Should the Company acquire a suitable business opportunity within the next 12 months its funding requirements may change.

Results of Operations

During the three and six month periods ended February 29, 2008, our operations were limited to seeking to identify prospective business opportunities and satisfying continuous public disclosure requirements.

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

Net Losses

For the period from July 27, 1998, date of inception, until February 29, 2008, the Company incurred a net loss of $1,270,130. Net losses for the three month period ended February 29, 2008 were $23,325 as compared to $31,511 for the three months ended February 28, 2007. Net losses for the six month period ended February 29, 2008 were $58,125 as compared to $55,435 for the six months ended February 28, 2007. The Company’s net losses are primarily attributable to general and administrative expenses. General and administrative expenses include financing costs, accounting costs, consulting fees, leases, employment costs, professional fees and costs associated with the preparation of disclosure documentation. We did not generate any revenues during the current three and six month periods.

The Company expects to continue to incur losses through the fiscal year ended 2008.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

The Company expended no significant amounts on capital expenditures for the period from inception to February 29, 2008.

Liquidity and Capital Resources

As of February 29, 2008, the Company had current assets totaling $14 and a working capital deficit of $296,341. Our assets consist of solely of cash on hand. Net stockholders' deficit in the Company was $296,341 at February 29, 2008. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and stockholders’ equity.

Cash flow used in operating activities was $1,001,736 for the period from inception to February 29, 2008. Cash flow used in operating activities for the six month period ended February 29, 2008 was $35,822 as compared to $33,935 in cash flow used in operating activities for the six month period ended February 28, 2007. The cash flow used in operating activities in the current six month period was due to net losses.

Cash flow provided by financing activities was $1,001,750 for the period from inception to February 29, 2008. Cash flow provided by financing activities for the six month period ended February 29, 2008 was $35,000 as compared to $32,500 for the six month period ended February 28, 2007. Cash flow provided by financing activities in the current six month period was due to advances from related parties as well as proceeds from common share subscriptions of $10,000.

The Company has had no cash flows from investing activities since inception.

The Company’s current assets are insufficient to conduct its intended plan of operation over the next twelve (12) months and it will have to realize debt or equity financing to fund its operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to the Company on acceptable terms. Therefore, the Company’s stockholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. The Company’s inability to obtain funding would have a material adverse affect on its plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment. The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of February 29, 2008, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended August 31, 2007, included in the Company’s Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on September 1, 2005, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to September 1, 2005 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

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

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18

Recent Accounting Pronouncements

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

In January 2007, we adopted FIN 48. FIN 48 clarifies the accounting for uncertain taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain income tax positions.

In December 2007, the FASB issued SFAS No. 160, Non-controlling interests in Consolidated Financial Statements – An amendment of ARB No. 51. This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. This revision statements objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Management’s Plan of Operations,” with the exception of historical facts, are forward looking statements. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance and business plan;
•	the sufficiency of existing capital resources;
•	our ability to raise additional capital to fund cash requirements for future operations;
•	uncertainties related to the Company’s future business prospects;
•	our ability to generate revenues from future operations;
•	the volatility of the stock market; and
•	general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors,” below. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

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

Since our inception in 1998, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $1,270,130 at February 29, 2008. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Such continuing losses could result in a decrease in share value.

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

Our internal controls over financial reporting may not be considered effective in the future, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to continue to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

The Company does not pay dividends.

The Company does not pay dividends. We have not paid any dividends since inception and have no intention of paying any dividends in the foreseeable future. Any future dividends would be at the discretion of our board of directors and would depend on, among other things, future earnings, our operating and financial condition, our capital requirements, and general business conditions. Therefore, shareholders should not expect any type of cash flow from their investment.

The Company’s shareholders may face significant restrictions on their stock.

The Company’s stock differs from many stocks in that it is a “penny stock.” The Commission has adopted a number of rules to regulate “penny stocks” including, but not limited to, those rules from the Securities Act as follows:

3a51-1

which defines penny stock as, generally speaking, those securities which are not listed on either NASDAQ or a national securities exchange and are priced under $5, excluding securities of issuers that have net tangible assets greater than $2 million if they have been in operation at least three years, greater than $5 million if in operation less than three years, or average revenue of at least $6 million for the last three years;

15g-1	which outlines transactions by broker/dealers which are exempt from 15g-2 through 15g-6 as those whose commissions from traders are lower than 5% total commissions;
15g-2	which details that brokers must disclose risks of penny stock on Schedule 15G;
15g-3	which details that broker/dealers must disclose quotes and other information relating to the penny stock market;
15g-4	which explains that compensation of broker/dealers must be disclosed;
15g-5	which explains that compensation of persons associated in connection with penny stock sales must be disclosed;
15g-6	which outlines that broker/dealers must send out monthly account statements; and
15g-9	which defines sales practice requirements.

Since the Company’s securities constitute a “penny stock” within the meaning of the rules, the rules would apply to us and our securities. Because these rules provide regulatory burdens upon broker-dealers, they may affect the ability of shareholders to sell their securities in any market that may develop; the rules themselves may limit the market for penny stocks. Additionally, the market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Shareholders should be aware that, according to Commission Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered from patterns of fraud and abuse. These patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•

the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Going Concern

The Company’s auditors have noted substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $1,270,130 as of February 29, 2008. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; (iii) establishing revenues from prospective business opportunities; (iv) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.	CONTROLS AND PROCEDURES (ITEM 3A(T))

Management's Report on Internal Control over Financial Reporting

The Company’s management, including our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officer and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control  — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was ineffective as of February 29, 2008 due to material weaknesses. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company is actively remedying our material weaknesses, including.

•	Forming an audit committee made up of independent directors to oversee management (we have begun this process by appointing an independent director subsequent to the period ended February 29, 2008).
•	Identifying and designing new entity-level controls to reduce the evaluation effort.
•	Integrating the processes to comply with Section 404 of the Sarbanes-Oxley Act of 2002.
•	Researching tools to support Section 404’s internal control assessment process.
•	Reviewing other regulatory requirements to determine whether there is an opportunity to better integrate compliance procedures.
•	Improving the management and control around key spreadsheets used by the Company.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only the management’s report.

Changes in Internal Controls over Financial Reporting

During the period ended February 29, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.	MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 24 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. In accordance with the requirements of the Securities Exchange Act, this 18th day of April, 2008

Newtech Resources Ltd.

/s/ Nora Coccaro
Nora Coccaro

Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director

EXHIBITS

Exhibit
No.	Description

3(i) *	Articles of Incorporation of the Company (incorporated by reference to the Form 10-SB filed with the Commission on October 16, 2001).

3(ii) *	By-laws of the Company (incorporated by reference to the Form 10-SB filed with the Commission on October 16, 2001).

14 *	Code of Ethics adopted October 24, 2004 (incorporated by reference to the Form 10-KSB/A filed with the Commission on September 13, 2005).

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to previous filings of the Company.