Form 10QSB
period 2008-05-31
NEWTECH RESOURCES LTD
filed 2008-07-21
CIK 1080001

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2008.

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

Yes ☑ No ☐

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of July 21, 2008, was 29,686,996.

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

NEWTECH RESOURCES LTD.
(A Development Stage Company)
BALANCE SHEET

May 31,
2008
ASSETS	(Unaudited)

Current assets - cash	$911

Total current assets	$911

Total assets	$911

LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)

Current liabilities:
Accounts payable	$59,028
Due to related parties	262,111

Total current liabilities	321,139

Total liabilities	321,139

Commitments

Stockholders' deficit:
Common stock, $.001 par value, 30,000,000 shares
authorized, 29,686,996 shares issued and outstanding	29,687
Share subscriptions	10,000
Additional paid-in capital	934,101
Deficit accumulated during the development stage	(1,294,017)

Total stockholders' deficit	(320,228)

Total liabilities and stockholders' deficit	$911

The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.
(A Development Stage Company)
UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended		From inception on
	May 31,	May 31,	May 31,	May 31,	July 27, 1998 through
	2008	2007	2008	2007	May 31, 2008

Revenue	$-	-	-	-	-

General and administrative costs	23,887	23,810	82,012	79,245	1,325,942
Gain on forgiveness of debt	-	-	-	-	(31,925)

Loss before income taxes	(23,887)	(23,810)	(82,012)	(79,245)	(1,294,017)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(23,887)	(23,810)	(82,012)	(79,245)	(1,294,017)

Loss per common share - basic and diluted	$(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares -
basic and diluted	29,686,996	29,686,996	29,686,996	29,686,996

The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.
(A Development Stage Company)
UNAUDITED STATEMENTS OF CASH FLOWS

			From inception on
	Nine Months Ended		July 27, 1998 through
	May 31, 2008	May 31, 2007	May 31, 2008
Cash flows from operating activities:
Net loss	$(82,012)	(79,245)	(1,294,017)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on forgiveness of debt	-	-	(31,925)
Increase (decrease) in due to related parties	20,500	20,500	117,611
Increase (decrease) in accounts payable
and accrued liabilities	8,586	8,594	189,491

Net cash used in operating activities	(52,925)	(50,151)	(1,018,839)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Related party notes payable	-	-	460,000
Advances from related parties	43,000	54,000	144,500
Share subscriptions	10,000	-	10,000
Issuance of common stock	-	-	405,250

Net cash provided by financing activities	53,000	54,000	1,019,750

Net increase (decrease) in cash	75	3,849	911

Cash beginning of period	836	4,273	-

Cash, end of period	$911	8,122	911

The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
May 31, 2008
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

(b) Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficit of $320,228 at May 31, 2008 and has incurred losses of $1,294,017 since inception, and further significant losses are expected to be incurred in its development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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
May 31, 2008
(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

(c) Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As of May 31, 2008, the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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
May 31, 2008
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
May 31, 2008
(Unaudited)

Note 2 – Summary of Significant Accounting Policies (continued)

(g) Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which provides a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities moves from auditing literature to accounting literature. The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

In March 2008, the FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. We are currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements – An amendment of ARB No. 51.” This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” This revision statement’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on our financial statements.

Note 3 – Due to Related Parties

Related party payables consist of the following:

	May 31,	August 31,
	2008	2007
Unsecured payable to a director and officer	5,000	2,000
Unsecured payable to a shareholder with no specific terms and due on demand	257,111	196,611
	$262,111	$198,611

NEWTECH RESOURCES LTD.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
May 31, 2008
(Unaudited)

Note 4 – Related Party Transactions

The following represents related party transactions paid or accrued during the nine months ended May 31, 2008 and May 31, 2007.

	Nine months ended
	May 31,	May 31,
	2008	2007
Consulting fees paid or accrued to a director	$29,000	$21,100
Rent paid or accrued to a significant shareholder	22,500	22,500
	$51,500	$43,600

The above transactions are in the normal course of operation and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Note 5 – Income Taxes

The Company accounts for its income taxes in accordance with the FASB No. 109, “Accounting for Income Taxes.” As of May 31, 2008, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

Note 6 – Capital Stock

During the nine months ended May 31, 2008, the Company received $10,000 for common share subscriptions.

There were no changes in share capital for the year ended August 31, 2007.

The Company has not issued any stock options or warrants to date.

NEWTECH RESOURCES LTD.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
May 31, 2008
(Unaudited)

Note 7 – Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for the nine months ended May 31, 2008 and May 31, 2007 are as follows:

Nine months ended
	May 31,	May 31,
	2008	2007
Interest	$-	$-
Income taxes	$-	$-

During the nine months ended May 31, 2008, the Company did not have any other significant non-cash transactions.

Item 2.     Management’s Plan of Operation

This Management's Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to those discussed in the subsections entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on the nine month period ended May 31, 2008. Our fiscal year end is August 31.

Plan of Operation

The Company’s plan of operation for the coming year is to identify and acquire or develop a revenue producing business through merger or acquisition. We do not plan to limit our options to any particular industry, but will evaluate each opportunity on its merits.

We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.

The Company’s plan of operation will require $100,000 in funding over the next 12 months which funding is not currently available. Should we merge with or acquire a suitable business opportunity within the next 12 months our funding requirements will change.

Results of Operations

During the three and nine month periods ended May 31, 2008, our operations were limited to the process of identifying a prospective business opportunity for merger or acquisition and satisfying continuous public disclosure requirements.

The Company has been funded since inception through private debt or equity placements or by major shareholders in the form of loans. Virtually all of the capital raised to date has been allocated for general and administrative costs or financial obligations tied to an option agreement with Kaizan Food Corporation that became defunct on November 25, 2003.

We do not expect to receive revenues within the next twelve months of operation or ever, since we have yet to acquire a business opportunity, which opportunity if acquired, may or may not produce revenue.

Net Losses

For the period from July 27, 1998, date of inception, until May 31, 2008, the Company incurred a net loss of $1,294,017. Net losses for the three month period ended May 31, 2008 were $23,887 as compared to $23,810 for the three months ended May 31, 2007. Net losses for the nine month period ended May 31, 2008 were $82,012 as compared to $79,245 for the nine months ended May 31, 2007. The Company’s net losses are attributable to general and administrative expenses. General and administrative expenses include financing costs, accounting costs, consulting fees, leases, employment costs, professional fees and costs associated with the preparation of disclosure documentation.

We did not generate any revenues during the current three and nine month periods. The Company expects to continue to incur losses through the fiscal year ended 2008 and, due to the nature of our search for a suitable business opportunity for development, we cannot determine whether we will ever generate revenues from operations.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

The Company expended no significant amounts on capital expenditures for the period from inception to May 31, 2008.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of May 31, 2008, the Company had current and total assets of $911 and a working capital deficit of $320,228. Our assets consist of solely of cash on hand. The Company had current and total liabilities of $321,139, consisting of $59,028 in accounts payable and $262,111 in amounts due to related parties. Net stockholders' deficit in the Company was $320,228 at May 31, 2008.

Cash flow used in operating activities was $1,018,839 for the period from inception to May 31, 2008. Cash flow used in operating activities for the nine month period ended May 31, 2008 was $52,925 as compared to $50,151 for the nine month period ended May 31, 2007. The cash flow used in operating activities in the current nine month period was due to net losses which were partially offset by increase due to related parties of $20,500 as well as increases in accounts payable of $8,586.

Cash flow provided by financing activities was $1,019,750 for the period from inception to May 31, 2008. Cash flow provided by financing activities for the nine month period ended May 31, 2008 was $53,000 as compared to $54,000 for the nine month period ended May 31, 2007. Cash flow provided by financing activities in the current nine month period was due to advances from related parties of $43,000 as well as proceeds from common share subscriptions of $10,000.

The Company has had no cash flows from investing activities since inception.

The Company’s current assets are insufficient to conduct its intended plan of operation over the next twelve (12) months and it will have to realize debt or equity financing to fund its operations. We have no current commitments or arrangements with respect to funding or immediate sources of funding. Further, no assurances can be given that funding would be available or available to us on acceptable terms. Therefore, our stockholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. Our inability to obtain funding would have a material adverse affect on our plan of operation.

The Company had no formal long term lines or credit or other bank financing arrangements as of May 31, 2008.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of May 31, 2008, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Stock-Based Compensation

We have adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on September 1, 2005, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to September 1, 2005 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

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

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, which provides a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities moves from auditing literature to accounting literature. We are currently assessing the impact of SFAS No. 162 on our financial position and results of operations.

In March 2008, the FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. We are currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

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

Since our inception in 1998, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $1,294,017 at May 31, 2008. The Company has never realized revenue from operations. We expect to incur losses as long as we remain active in our search for a suitable business opportunity and may continue to incur losses even in the event that we acquire a suitable business opportunity. Our only expectation of overcoming future losses is dependent on our ability to acquire or develop a revenue producing business, which eventuality can in no way be assured.

The Company’s limited financial resources cast severe doubt on our ability to acquire or develop a revenue producing business.

Our future operation is dependent on our ability to acquire or develop a revenue producing business. However, the prospect of such an acquisition is doubtful due to the Company’s limited financial resources which limitation may act as a deterrent in future negotiations with prospective acquisition, merger or development candidates. Should we be unable to improve our financial condition through debt or equity offerings our ability to acquire or develop a revenue producing business will be severely limited to the extent that the Company will, in all likelihood, be forced to cease operations.

The Company remains dependent on financing arrangements to continue operations.

Since inception our continued operation has been dependent on funding provided through private debt or equity placements or by major shareholders in the form of loans. We expect that the Company’s dependence on funding to maintain operations will continue until such future time when a revenue producing business can sustain its operating requirements. Despite this dependence, the Company has no commitments in place for additional funding.

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

Our internal controls over financial reporting may be considered ineffective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

Going Concern

The Company’s auditors have noted substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $1,212,005 as of August 31, 2007, which increased to $1,294,017 as of May 31, 2008. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and/or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; (iii) establishing revenues from prospective business opportunities; and (iv) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3A(T)     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-QSB, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended May 31, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 23 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. In accordance with the requirements of the Securities Exchange Act, this 21st day of July, 2008

Newtech Resources Ltd.

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