Form 10-Q
period 2009-02-28
NEWTECH RESOURCES LTD
filed 2009-04-21
CIK 1080001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2009.

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

At April 19, 2009 the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 29,686,996.

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

NEWTECH RESOURCES LTD.
(A Development Stage Company)
BALANCE SHEETS

	February 28,	August 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$
ASSETS

Current assets - cash	-	337

Total current assets	-	337

Total assets	-	337

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	90,015	63,161
Due to related parties	297,611	277,611

Total current liabilities	387,626	340,772

Total liabilities	387,626	340,772

Commitments and Contingencies

Stockholders' (deficit):
Common stock, $.001 par value, 30,000,000 shares authorized, 29,686,996 shares issued and
Outstanding at February 28, 2009 and August 31, 2008	29,687	29,687
Share subscriptions	10,000	10,000
Additional paid-in capital	934,101	934,101
(Deficit) accumulated during the development stage	(1,361,414)	(1,314,223)

Total stockholders' (deficit)	(387,626)	(340,435)

Total liabilities and stockholders' (deficit)	-	337

The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three months ended		Six months ended		From inception on
	February 28,	February 29,	February 28,	February 29,	July 27, 1998 through
	2009	2008	2009	2008	February 28, 2009
			$	$	$

Revenue	$-	-	-	-	-

General and administrative costs	33,873	23,325	47,191	58,125	1,393,339
Gain on forgiveness of debt	-	-	-	-	(31,925)

Loss before income taxes	(33,873)	(23,325)	(47,191)	(58,125)	(1,361,414)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(33,873)	(23,325)	(47,191)	(58,125)	(1,361,414)

Loss per common share - basic and diluted	$(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares -
basic and diluted	29,686,996	29,686,996	29,686,996	29,686,996

The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended		From inception on July 27, 1998 through
	February 28,	February 29,	February 28,
	2009	2008	2009
	$	$	$

Cash flows from operating activities:
Net loss	(47,191)	(58,125)	(1,361,414)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on forgiveness of debt	-	-	(31,925)
Increase (decrease) in due to related parties	15,000	10,000	137,111
Increase (decrease) in accounts payable
and accrued liabilities	26,854	12,302	218,478

Net cash used in operating activities	(5,337)	(35,822)	(1,037,750)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:
Related party notes payable	-	-	460,000
Advances from related parties	5,000	25,000	170,500
Repayments to related parties	-	-	(8,000)
Share subscriptions	-	10,000	10,000
Issuance of common stock	-	-	405,250

Net cash provided by financing activities	5,000	35,000	1,037,750

Net increase (decrease) in cash	(337)	(822)	-

Cash beginning of period	337	836	-

Cash, end of period	-	14	-

The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

February 28, 2009

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

(b) Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficit of $387,626 at February 28, 2009 and has incurred losses of $1,361,414 since inception, and further significant losses are expected to be incurred in its development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

February 28, 2009

Note 2 – Summary of Significant Accounting Policies (continued)

(c) Income Taxes (continued)

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As of February 28, 2009, the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

(d) Loss per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury method, and preferred stock, using the if-converted method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no common stock equivalents outstanding at February 28, 2009 and February 29, 2008.

	Six months ended	Six months ended
	February 28, 2009	February 28, 2009
Basic Earnings per share:
Income (Loss) (numerator)	$ (47,191)	$ (58,125)
Shares (denominator)	29,686,996	29,686,996
Per Share Amount	$ (0.00)	$ (0.00)

Fully Diluted Earnings per share:
Income (Loss) (numerator)	$ (47,191)	$ (58,125)
Shares (denominator)	29,686,996	29,686,996
Per Share Amount	$ (0.00)	$ (0.00)

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

February 28, 2009

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

February 28, 2009

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company does not believe the adoption of FSP 142-3 will have an impact on its financial statements.

NEWTECH RESOURCES LTD.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

February 28, 2009

Note 2 – Summary of Significant Accounting Policies (continued)

(g) Recent Accounting Pronouncements (continued)

In March 2008, FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have an impact on the Company’s financial statements.

Note 3 – Due to Related Parties

Related party payables consist of the following:

	February 28,	August 31,
	2009	2008
Unsecured payable to a shareholder with no specific terms and due on demand	$297,611	$277,611

Note 4 – Related Party Transactions

The following represents related party transactions paid or accrued during the six months ended February 28, 2009 and February 29, 2008.

	Six months ended
	February 28,	February 29,
	2009	2008
Loans received from a company with a director in common	$-	$8,000
Loans received from a shareholder	5,000	17,000
Rent charged by a shareholder	15,000	15,000
Rent paid to a shareholder	-	5,000

The above transactions are in the normal course of operation and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NEWTECH RESOURCES LTD.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

February 28, 2009

Note 5 – Income Taxes

The Company accounts for its income taxes in accordance with the FASB No. 109, “Accounting for Income Taxes.” As of February 28, 2009, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

Note 6 – Capital Stock

There were no changes in share capital for the six months ended February 28, 2009.

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

NEWTECH RESOURCES LTD.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

February 28, 2009

Note 7 – Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for the six months ended February 28, 2009 and February 29, 2008 are as follows:

	Six months ended		From inception on July 27, 1998 through
	February 28,	February 29,	February 28,
	2009	2008	2009
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non cash financing activities:

During the six months ended February 28, 2009 and February 29, 2008, the Company did not have any other significant non-cash transactions.

Since inception:

• The Company has issued $1,483,871 shares of common stock in exchange for related party notes payable and accrued interest of $460,000 and $84,225, respectively.

• The Company has issued 143,125 shares of common stock in exchange for accounts payable of $14,313.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is August 31. All information presented herein is based on the six month period ended February 28, 2009.

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

Results of Operations

During the six month period ended February 28, 2009, our operations were limited to the process of identifying a prospective business opportunity for merger or acquisition and satisfying continuous public disclosure requirements.

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

Net Losses

For the period from July 27, 1998, the date of inception, to February 28, 2009, the Company recorded net losses of $1,361,414. Net losses for the three month period ended February 28, 2009 were $33,873 as compared to $23,325 for the three month period ended February 29, 2008. Net losses for the six month period ended February 28, 2009 were $47,191 as compared to $58,125 for the six month period ended February 29, 2008.

The Company’s net losses are attributable to general and administrative expenses. General and administrative expenses include financing costs, accounting costs, consulting fees, leases, employment costs, professional fees and costs associated with the preparation of disclosure documentation. The increase in net losses over the comparable three month periods can be primarily attributed to the increase in consulting fees due to the addition of one consultant. The decrease in net losses over the comparable six month periods can be primarily attributed to the decrease in professional fees associated with the preparation of disclosure documentation.

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to February 28, 2009.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of February 28, 2009, the Company had no current or total assets and a working capital deficit of $387,626. The Company had current and total liabilities of $387,626, consisting of $90,015 in accounts payable and $297,611 in amounts due to related parties. Net stockholders’ deficit in the Company was $387,626 at February 28, 2009.

Cash flow used in operating activities was $1,037,750 for the period from inception to February 28, 2009. Cash flow used in operating activities for the six month period ended February 28, 2009 was $5,337 as compared to $35,822 for the six month period ended February 29, 2008. The cash flow used in operating activities in the current period was due to net losses which were partially offset by an increase in the amount due to related parties of $15,000 as well as increases in accounts payable of $26,854.

Cash flow provided by financing activities was $1,037,750 for the period from inception to February 28, 2009. Cash flow provided by financing activities for the six month period ended February 28, 2009 was $5,000 as compared to $35,000 for the six month period ended February 29, 2008. Cash flow provided by financing activities in the current period can be attributed to an advance from a related party.

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

The Company had no formal long term lines or credit or other bank financing arrangements as of February 28, 2009.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of February 28, 2009, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have noted substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $1,314,223 as of August 31, 2008 which increased to $1,361,414 as of February 28, 2009. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and/or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; (iii) establishing revenues from prospective business opportunities; and (iv) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company does not believe the adoption of FSP 142-3 will have an impact on its financial statements.

In March 2008, FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have an impact on the Company’s financial statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of February 28, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls over Financial Reporting

During the period ended February 28, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Since our inception in 1998, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $1,361,414 at February 28, 2009. During the six months ended February 28, 2009, we recorded a net loss of $47,191. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Such continuing losses could result in a decrease in share value.

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

The Company incurs significant expenses as a result of the Sarbanes-Oxley Act of 2002, which expenses may continue to negatively impact our financial performance.

The Company incurs significant legal, accounting and other expenses as a result of the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, which control the corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as discussed in the following risk factor, has substantially increased our expenses, including legal and accounting costs, and made some activities more time-consuming and costly. Further, expenses related to our compliance may increase in the future, as legislation affecting smaller reporting companies comes into effect that may negatively impact our financial performance to the point of having a material adverse effect on our results of operations and financial condition.

The Company’s internal controls over financial reporting may not be considered effective in the future, which could result in a loss of investor confidence in its financial reports and in turn have an adverse effect on the stock price.

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

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 25 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Newtech Resources, Ltd.                              Date

/s/ Kurt Dalmata                              April 19, 2009

Kurt Dalmata

Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

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