Form 10-Q
period 2009-05-31
NEWTECH RESOURCES LTD
filed 2009-07-20
CIK 1080001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2009.

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

At July 17, 2009 the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 29,686,996.

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

NEWTECH RESOURCES LTD.
(A Development Stage Company)
BALANCE SHEETS
	May 31,	August 31,
	2009	2008
	(Unaudited)	(Audited)
	$	$
ASSETS

Current assets - cash	-	337

Total current assets	-	337

Total assets	-	337

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	101,008	63,161
Due to related parties	306,836	277,611

Total current liabilities	407,844	340,772

Total liabilities	407,844	340,772

Commitments and contingencies

Stockholders' deficit:
Common stock, $.001 par value, 30,000,000 shares
authorized, 29,686,996 shares issued and outstanding
at May 31, 2009 and August 31, 2008	29,687	29,687
Share subscriptions	10,000	10,000
Additional paid-in capital	934,101	934,101
Deficit accumulated during the development stage	(1,381,632)	(1,314,223)

Total stockholders' deficit	(407,844)	(340,435)

Total liabilities and stockholders' deficit	-	337

The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
					From inception on
	Three months ended May 31,		Nine months ended May 31,		July 27, 1998 through
	2009	2008	2009	2008	May 31, 2009
	$	$	$	$	$

Revenue	-	-	-	-	-

General and administrative costs	20,218	23,887	67,409	82,012	1,413,557
Gain on forgiveness of debt	-	-	-	-	(31,925)

Loss before income taxes	(20,218)	(23,887)	(67,409)	(82,012)	(1,381,632)

Provision for income taxes	-	-	-	-	-

Net income (loss)	(20,218)	(23,887)	(67,409)	(82,012)	(1,381,632)

Loss per common share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average common shares -
basic and diluted	29,686,996	29,686,996	29,686,996	29,686,996

The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
						From inception on
		Nine months ended May 31,				July 27, 1998 through
		2009		2008		May 31, 2009
	$		$		$
Cash flows from operating activities:
Net loss		(67,409)		(82,012)		(1,381,632)
Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on forgiveness of debt		-		-		(31,925)
Increase in due to related parties		22,500		17,500		144,611
Increase in accounts payable
and accrued liabilities		37,847		11,586		229,471

Net cash used in operating activities		(7,062)		(52,925)		(1,039,475)

Cash flows from investing activities:		-		-		-

Cash flows from financing activities:
Related party notes payable		-		-		460,000
Advances from related parties		6,725		51,000		172,225
Repayments to related parties		-		(8,000)		(8,000)
Share subscriptions		-		10,000		10,000
Issuance of common stock		-		-		405,250

Net cash provided by financing activities		6,725		53,000		1,039,475

Net increase (decrease) in cash		(337)		75		-

Cash beginning of period		337		836		-

Cash, end of period		-		911		-

The accompanying notes are an integral part of these financial statements

NEWTECH RESOURCES LTD.

(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

May 31, 2009

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

(b) Going Concern

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues or completed development of any commercially acceptable products or services to date, has a working capital deficit of $407,844 at May 31, 2009 and has incurred losses of $1,381,632 since inception, and further significant losses are expected to be incurred in its development stage. The Company will depend almost exclusively on outside capital through the issuance of common shares, and advances from related parties to finance ongoing operating losses. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

May 31, 2009

Note 2 – Summary of Significant Accounting Policies (continued)

(c) Income Taxes (continued)

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As of May 31, 2009, the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

(d) Loss per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury method, and preferred stock, using the if-converted method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company had no common stock equivalents outstanding at May 31, 2009 and 2008.

	Nine months ended	Nine months ended
	May 31, 2009	May 31, 2008
Basic Earnings per share:
Income (Loss) (numerator)	$(67,409)	$(82,012)
Shares (denominator)	29,686,996	29,686,996
Per Share Amount	$(0.00)	$(0.00)

Fully Diluted Earnings per share:
Income (Loss) (numerator)	$(67,409)	$(82,012)
Shares (denominator)	29,686,996	29,686,996
Per Share Amount	$(0.00)	$(0.00)

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

NEWTECH RESOURCES LTD.

(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

May 31, 2009

Note 2 – Summary of Significant Accounting Policies (continued)

(f) Recent Accounting Pronouncements

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

NEWTECH RESOURCES LTD.

(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

May 31, 2009

Note 2 – Summary of Significant Accounting Policies (continued)

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 161, Disclosures about Derivative Instruments and Hedging Activities -an amendment of SFAS 133. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. The adoption of SFAS No. 161 did not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The Board believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of SFAS No. 162 did not have an impact on the Company’s financial statements.

The FASB has issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The adoption of SFAS No. 163 did not have an impact on the Company’s financial statements.

Note 3 – Due to Related Parties

Related party payables consist of the following:

	May 31,	August 31,
	2009	2008
Unsecured payable to a shareholder with no specific terms and due on demand	$306,836	$277,611

NEWTECH RESOURCES LTD.

(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

May 31, 2009

Note 4 – Related Party Transactions

The following represents related party transactions paid or accrued during the nine months ended May 31, 2009 and 2008.

	Nine months ended May 31,
	2009	2008
Loans received from a company with a director in common	$-	$8,000
Loans paid to a company with a director in common	-	8,000
Loans received from a shareholder	6,725	43,000
Rent charged by a shareholder	22,500	22,500
Rent paid to a shareholder	-	5,000

	$29,225	$86,500

The above transactions are in the normal course of operation and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Note 5 – Income Taxes

The Company accounts for its income taxes in accordance with the FASB No. 109, “Accounting for Income Taxes.” As of May 31, 2009, the Company had net operating loss carry forwards that may be available to reduce future years’ taxable income. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NEWTECH RESOURCES LTD.

(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

May 31, 2009

Note 6 – Capital Stock

There were no changes in share capital for the nine months ended May 31, 2009.

During the year ended August 31, 2008, the Company received $10,000 for common share subscriptions.

There were no changes in share capital for the years ended August 31, 2008 and 2007.

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

Note 7 – Supplemental Cash Flow Information

Actual amounts paid for interest and income taxes for the nine months ended May 31, 2009 and 2008 are as follows:

From inception on
	Nine months ended May 31,		July 27, 1998 through
	2009	2008	May 31, 2009
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non cash financing activities:

During the nine months ended May 31, 2009 and May 31, 2008, the Company did not have any other significant non-cash transactions.

Since inception:

• The Company has issued 1,483,871 shares of common stock in exchange for related party notes payable and accrued interest of $460,000 and $84,225, respectively.

• The Company has issued 143,125 shares of common stock in exchange for accounts payable of $14,313.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is August 31. All information presented herein is based on the nine month period ended May 31, 2009.

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

Results of Operations

During the nine month period ended May 31, 2009, our operations were limited to the process of identifying a prospective business opportunity for merger or acquisition and satisfying continuous public disclosure requirements.

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

Net Losses

For the period from July 27, 1998, the date of inception, to May 31, 2009, the Company recorded net losses of $1,381,632. Net losses for the three month period ended May 31, 2009 were $20,218 as compared to $23,887 for the three month period ended May 31, 2008. Net losses for the nine month period ended May 31, 2009 were $67,409 as compared to $82,012 for the nine month period ended May 31, 2008.

The Company’s net losses are attributable to general and administrative expenses. General and administrative expenses include financing costs, accounting costs, consulting fees, leases, employment costs, professional fees and costs associated with the preparation of disclosure documentation. The decrease in net losses over the comparable three and nine month periods can be primarily attributed to the decrease in professional and consulting fees.

We have not generated any revenues since inception. The Company expects to incur losses through the fiscal year ended 2009 and, due to the nature of our search for a suitable business opportunity for development, we cannot determine whether we will ever generate revenues from operations.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that may offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from inception to May 31, 2009.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of May 31, 2009, the Company had no current or total assets and a working capital deficit of $407,844. The Company had current and total liabilities of $407,844, consisting of $101,008 in accounts payable and $306,836 in amounts due to related parties. Net stockholders’ deficit in the Company was $407,844 at May 31, 2009.

Cash flow used in operating activities was $1,039,475 for the period from inception to May 31, 2009. Cash flow used in operating activities for the nine month period ended May 31, 2009 was $7,062 as compared to $52,925 for the nine month period ended May 31, 2008. The decrease in cash flow used in operating activities in the current period was due to a decrease in net losses as well as increases in accounts payable and amounts due to related parties.

Cash flow provided by financing activities was $1,039,475 for the period from inception to May 31, 2009. Cash flow provided by financing activities for the nine month period ended May 31, 2009 was $6,725 as compared to $53,000 for the nine month period ended May 31, 2008. Cash flow provided by financing activities in the current period can be attributed to advances from a related party.

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

The Company had no formal long term lines or credit or other bank financing arrangements as of May 31, 2009.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of May 31, 2009, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

The Company’s auditors have noted substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $1,314,223 as of August 31, 2008 which increased to $1,381,632 as of May 31, 2009. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and/or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; (iii) establishing revenues from prospective business opportunities; and (iv) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The adoption of SFAS No. 163 has not had an impact on the Company’s financial statements.

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP APB 14-1 has not had an impact on the Company’s financial statements.

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of FSP 142-3 has not had an impact on the Company’s financial statements.

In March 2008, FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities” which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have an impact on the Company’s financial statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of May 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls over Financial Reporting

During the period ended May 31, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Since our inception in 1998, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $1,381,632 at May 31, 2009. During the nine months ended May 31, 2009, we recorded a net loss of $67,409. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Such continuing losses could result in a decrease in share value.

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

/s/ Kurt Dalmata                              July 17, 2009

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